Form 10-Q
period 2022-11-25
STEELCASE INC
filed 2022-12-21
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2022

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 19, 2022, Steelcase Inc. had 92,531,450 shares of Class A Common Stock and 20,454,413 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED November 25, 2022 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Revenue	$826.9	$738.2	$2,430.9	$2,019.6
Cost of sales	587.7	534.6	1,748.4	1,454.5
Restructuring costs	1.4	—	2.3	—
Gross profit	237.8	203.6	680.2	565.1
Operating expenses	208.1	187.7	630.4	547.1
Restructuring costs	9.2	—	13.0	—
Operating income	20.5	15.9	36.8	18.0
Interest expense	(7.6)	(6.5)	(21.2)	(19.3)
Investment income	0.3	0.1	0.7	0.4
Other income, net	3.4	2.5	10.9	3.5
Income before income tax expense (benefit)	16.6	12.0	27.2	2.6
Income tax expense (benefit)	5.2	2.4	7.6	(3.6)
Net income	$11.4	$9.6	$19.6	$6.2
Earnings per share:
Basic	$0.10	$0.08	$0.17	$0.05
Diluted	$0.10	$0.08	$0.17	$0.05
Dividends declared and paid per common share	$0.100	$0.145	$0.390	$0.390

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Net income	$11.4	$9.6	$19.6	$6.2
Other comprehensive income (loss), net:
Unrealized gain (loss) on investment	(0.1)	(0.1)	(0.1)	0.1
Pension and other post-retirement liability adjustments	(0.4)	0.4	(0.2)	0.7
Derivative amortization	0.2	0.3	0.7	0.7
Foreign currency translation adjustments	8.8	(13.3)	(31.1)	(25.1)
Total other comprehensive income (loss), net	8.5	(12.7)	(30.7)	(23.6)
Comprehensive income (loss)	$19.9	$(3.1)	$(11.1)	$(17.4)

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 25, 2022	February 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$55.0	$200.9
Accounts receivable, net of allowance of $6.5 and $8.0	400.1	340.4
Inventories	378.5	326.2
Prepaid expenses	28.6	24.0
Income taxes receivable	16.3	41.7
Other current assets	36.0	26.0
Total current assets	914.5	959.2
Property, plant and equipment, net of accumulated depreciation of $1,110.3 and $1,089.0	404.8	392.8
Company-owned life insurance ("COLI")	161.2	168.0
Deferred income taxes	116.4	121.2
Goodwill	278.0	242.8
Other intangible assets, net of accumulated amortization of $101.2 and $86.4	117.2	85.5
Investments in unconsolidated affiliates	49.4	53.1
Right-of-use operating lease assets	195.4	209.8
Other assets	31.5	28.6
Total assets	$2,268.4	$2,261.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$250.0	$243.6
Short-term borrowings and current portion of long-term debt	70.4	5.1
Current operating lease obligations	42.6	44.2
Accrued expenses:
Employee compensation	105.0	75.6
Employee benefit plan obligations	27.6	25.4
Accrued promotions	27.5	32.9
Customer deposits	56.3	53.4
Other	99.7	87.0
Total current liabilities	679.1	567.2
Long-term liabilities:
Long-term debt less current maturities	445.6	477.4
Employee benefit plan obligations	111.6	126.7
Long-term operating lease obligations	168.7	182.2
Other long-term liabilities	53.8	55.3
Total long-term liabilities	779.7	841.6
Total liabilities	1,458.8	1,408.8
Shareholders’ equity:
Additional paid-in capital	15.6	1.5
Accumulated other comprehensive income (loss)	(81.3)	(50.6)
Retained earnings	875.3	901.3
Total shareholders’ equity	809.6	852.2
Total liabilities and shareholders’ equity	$2,268.4	$2,261.0
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Changes in common shares outstanding:
Common shares outstanding, beginning of period	112,762,002	113,821,358	112,109,294	114,908,676
Common stock issuances	26,047	16,109	68,428	43,406
Common stock repurchases	(64,184)	(1,764,083)	(343,485)	(3,991,083)
Performance and restricted stock units issued as common stock	212,936	104,825	1,102,564	1,217,210
Common shares outstanding, end of period	112,936,801	112,178,209	112,936,801	112,178,209

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$13.7	$—	$1.5	$12.5
Common stock issuances	0.3	0.2	0.8	0.6
Common stock repurchases	(0.5)	—	(3.9)	(27.7)
Performance and restricted stock units expense (credit)	2.1	(0.2)	17.2	14.6
Additional paid-in capital, end of period	15.6	—	15.6	—

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(89.8)	(50.9)	(50.6)	(40.0)
Other comprehensive income (loss)	8.5	(12.7)	(30.7)	(23.6)
Accumulated other comprehensive income (loss), end of period	(81.3)	(63.6)	(81.3)	(63.6)

Changes in retained earnings:
Retained earnings, beginning of period	875.5	952.2	901.3	988.0
Net income	11.4	9.6	19.6	6.2
Dividends paid	(11.6)	(16.7)	(45.6)	(45.9)
Common stock repurchases	—	(23.1)	—	(26.3)
Performance and restricted stock units expense (credit)	—	(1.8)	—	(1.8)
Retained earnings, end of period	875.3	920.2	875.3	920.2
Total shareholders' equity	$809.6	$856.6	$809.6	$856.6
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 25, 2022	November 26, 2021
OPERATING ACTIVITIES
Net income	$19.6	$6.2
Depreciation and amortization	67.2	62.2
Share-based compensation	18.0	13.4
Restructuring costs	15.3	—
Other	(4.3)	(28.8)
Changes in operating assets and liabilities:
Accounts receivable	(68.1)	(68.6)
Inventories	(48.2)	(93.4)
Income taxes receivable	25.4	(1.6)
Other assets	(15.7)	(16.7)
Accounts payable	7.8	77.5
Employee compensation liabilities	17.0	(15.3)
Employee benefit obligations	(14.0)	(13.5)
Customer deposits	(19.8)	21.3
Accrued expenses and other liabilities	1.2	(1.8)
Net cash provided by (used in) operating activities	1.4	(59.1)
INVESTING ACTIVITIES
Capital expenditures	(42.8)	(45.3)
Proceeds from disposal of fixed assets	5.6	17.4
Acquisitions, net of cash acquired	(105.3)	(32.6)
Other	15.0	9.2
Net cash used in investing activities	(127.5)	(51.3)
FINANCING ACTIVITIES
Dividends paid	(45.6)	(45.9)
Common stock repurchases	(3.9)	(54.0)
Borrowings on global committed bank facility	480.9	—
Repayments on global committed bank facility	(446.9)	—
Other	(1.1)	(1.6)
Net cash used in financing activities	(16.6)	(101.5)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(1.6)
Net decrease in cash, cash equivalents and restricted cash	(145.3)	(213.5)
Cash and cash equivalents and restricted cash, beginning of period (1)	207.0	495.6
Cash and cash equivalents and restricted cash, end of period (2)	$61.7	$282.1
_______________________________________
(1)These amounts include restricted cash of $6.1 and $5.8 as of February 25, 2022 and February 26, 2021, respectively.
(2)These amounts include restricted cash of $6.7 and $6.9 as of November 25, 2022 and November 26, 2021, respectively.
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
Accounting Standards Issued But Not Yet Adopted
In September 2022, the FASB issued ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), which is intended to enhance transparency of supplier finance programs by requiring disclosure of key terms, amounts outstanding (including a rollforward of outstanding amounts) and a description of where such amounts are presented in the consolidated financial statements. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022. We expect the adoption of this guidance will modify our disclosures but we do not expect it to have a material effect on our consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Nine Months Ended
	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Americas
Desking, benching, systems and storage	$263.7	$240.1	$827.4	$669.5
Seating	174.1	143.0	533.6	426.7
Other (1)	156.9	117.2	406.1	303.7
EMEA
Desking, benching, systems and storage	55.6	62.2	160.7	158.7
Seating	54.8	61.1	153.8	150.7
Other (1)	47.3	44.9	137.4	121.3
Other
Desking, benching, systems and storage	13.8	13.8	39.6	39.1
Seating	21.5	21.3	61.2	52.0
Other (1)	39.2	34.6	111.1	97.9
	$826.9	$738.2	$2,430.9	$2,019.6
_______________________________________
(1)The other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Nine Months Ended
	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
United States	$576.0	$474.6	$1,712.3	$1,327.4
Foreign locations	250.9	263.6	718.6	692.2
	$826.9	$738.2	$2,430.9	$2,019.6
Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance for the nine months ended November 25, 2022 are as follows:

Customer Deposits
Balance as of February 25, 2022	$53.4
Recognition of revenue related to beginning of year customer deposits	(48.4)
Customer deposits received, net of revenue recognized during the period	27.0
Customer deposits acquired (1)	24.3
Balance as of November 25, 2022	$56.3
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

Computation of Earnings Per Share	Three Months Ended November 25, 2022			Three Months Ended November 26, 2021
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$11.4	117.2	117.6	$9.6	116.0	116.3
Impact of participating securities	(0.4)	(4.4)	(4.4)	(0.3)	(3.2)	(3.2)
Amounts used in calculating earnings per share, excluding participating securities	$11.0	112.8	113.2	$9.3	112.8	113.1

Earnings per share		$0.10	$0.10		$0.08	$0.08
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the three months ended November 25, 2022 and November 26, 2021.

Computation of Earnings Per Share	Nine Months Ended November 25, 2022			Nine Months Ended November 26, 2021
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$19.6	117.1	117.4	$6.2	117.4	117.8
Impact of participating securities	(0.7)	(4.3)	(4.3)	(0.2)	(3.0)	(3.0)
Amounts used in calculating earnings per share, excluding participating securities	$18.9	112.8	113.1	$6.0	114.4	114.8

Earnings per share		$0.17	$0.17		$0.05	$0.05
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the nine months ended November 25, 2022 and November 26, 2021.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 25, 2022:

	Unrealized gain (loss) on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of August 26, 2022	$0.3	$5.4	$(6.2)	$(89.3)	$(89.8)
Other comprehensive income (loss) before reclassifications	(0.1)	(0.1)	—	8.8	8.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.3)	0.2	—	(0.1)
Net other comprehensive income (loss) during the period	(0.1)	(0.4)	0.2	8.8	8.5
Balance as of November 25, 2022	$0.2	$5.0	$(6.0)	$(80.5)	$(81.3)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 25, 2022:

	Unrealized gain (loss) on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 25, 2022	$0.3	$5.2	$(6.7)	$(49.4)	$(50.6)
Other comprehensive income (loss) before reclassifications	(0.1)	0.7	—	(31.1)	(30.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.9)	0.7	—	(0.2)
Net other comprehensive income (loss) during the period	(0.1)	(0.2)	0.7	(31.1)	(30.7)
Balance as of November 25, 2022	$0.2	$5.0	$(6.0)	$(80.5)	$(81.3)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended November 25, 2022 and November 26, 2021:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Amortization of pension and other post-retirement actuarial (gains) losses	$(0.4)	$(0.1)	$(1.2)	$(0.2)	Other income, net
Income tax expense	0.1	0.1	0.3	0.1	Income tax expense (benefit)
	(0.3)	—	(0.9)	(0.1)

Derivative amortization	0.3	0.4	1.0	1.0	Interest expense
Income tax benefit	(0.1)	(0.1)	(0.3)	(0.3)	Income tax expense (benefit)
	0.2	0.3	0.7	0.7

Total reclassifications	$(0.1)	$0.3	$(0.2)	$0.6

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
Our total debt is carried at cost and was $516.0 and $482.5 as of November 25, 2022 and February 25, 2022, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $451.9 and $516.7 as of November 25, 2022 and February 25, 2022, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We periodically use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of short-term volatility. We do not use derivatives for speculative or trading purposes.
Assets and liabilities measured at fair value as of November 25, 2022 and February 25, 2022 are summarized below:

	November 25, 2022
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$55.0	$—	$—	$55.0
Restricted cash	6.7	—	—	6.7
Foreign exchange forward contracts	—	2.3	—	2.3
Auction rate security	—	—	2.5	2.5
	$61.7	$2.3	$2.5	$66.5
Liabilities:
Foreign exchange forward contracts	$—	$(0.1)	$—	$(0.1)
	$—	$(0.1)	$—	$(0.1)

	February 25, 2022
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$200.9	$—	$—	$200.9
Restricted cash	6.1	—	—	6.1
Foreign exchange forward contracts	—	1.0	—	1.0
Auction rate security	—	—	2.6	2.6
	$207.0	$1.0	$2.6	$210.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
	$—	$(0.3)	$—	$(0.3)

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended November 25, 2022:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Security
Balance as of February 25, 2022	$2.6
Unrealized loss on investment	(0.1)
Balance as of November 25, 2022	$2.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories	November 25, 2022	February 25, 2022
Raw materials and work-in-process	$260.9	$208.2
Finished goods	151.1	146.9
	412.0	355.1
Revaluation to LIFO	33.5	28.9
	$378.5	$326.2

The portion of inventories determined by the LIFO method was $153.6 and $141.4 as of November 25, 2022 and February 25, 2022, respectively.

8.SHORT-TERM BORROWINGS
We have a $250.0 global committed bank facility, which expires in 2025. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $125.0 by obtaining at least one commitment from one or more lenders. In Q2 2023, we borrowed $68.0 under the facility to fund a portion of our acquisition of Halcon, and we made net repayments under the facility in Q3 2023. As of November 25, 2022, our total borrowings outstanding under the facility were $34.0, which had an effective interest rate of 5.37%.
The facility does not include any restrictions on cash dividend payments or share repurchases. As of November 25, 2022, we were in compliance with all covenants under the facility.

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
As of November 25, 2022, the following PSUs have been issued and remained outstanding:
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
As of November 25, 2022, the 2023 PSUs, 2022 PSUs and 2021 PSUs were considered granted as follows:
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
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $5.2, $4.8 and $2.3 for the PSUs with market conditions granted in 2023, 2022 and 2021, respectively, that remained outstanding as of November 25, 2022. The Monte Carlo simulation was computed using the following assumptions:

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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total PSU expense (credit) and associated tax benefit recorded during the three and nine months ended November 25, 2022 and November 26, 2021 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Expense (credit)	$(1.3)	$(4.1)	$2.6	$1.5
Tax benefit (expense)	(0.3)	(1.0)	0.7	0.4
The PSU activity for the nine months ended November 25, 2022 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 25, 2022	1,205,833	$14.21
Granted	1,125,192	11.13
Nonvested as of November 25, 2022	2,331,025	$12.72
As of November 25, 2022, there was $0.6 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
Restricted Stock Units
During the nine months ended November 25, 2022, we awarded 1,222,849 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse one to three years after the date of grant, at which time the RSUs will be issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. Generally, RSUs awarded are not forfeitable upon a qualifying retirement. For participants of those awards who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible.
The total RSU expense and associated tax benefit for the three and nine months ended November 25, 2022 and November 26, 2021 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Expense	$3.4	$2.1	$14.6	$11.3
Tax benefit	0.9	0.5	3.7	2.8
The RSU activity for the nine months ended November 25, 2022 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 25, 2022	3,445,438	$11.86
Granted	1,222,849	10.67
Vested	(223,936)	14.67
Forfeited	(72,030)	12.65
Nonvested as of November 25, 2022	4,372,321	$11.38
As of November 25, 2022, there was $16.4 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The components of lease expense for the three and nine months ended November 25, 2022 and November 26, 2021 are as follows:

	Three Months Ended		Nine Months Ended
	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Operating lease cost	$13.2	$13.2	$38.8	$39.5
Sublease rental income	(0.6)	(0.5)	(1.7)	(1.4)
	$12.6	$12.7	$37.1	$38.1
Supplemental cash flow and other information related to leases for the three and nine months ended November 25, 2022 and November 26, 2021 are as follows:

	Three Months Ended		Nine Months Ended
	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Cash flow information:
Operating cash flows used for operating leases	$13.3	$13.6	$40.4	$40.4
Leased assets obtained in exchange for new operating lease obligations	$11.7	$17.0	$25.2	$34.3
As of November 25, 2022 and November 26, 2021, the weighted-average remaining lease terms were 5.4 years and 6.2 years, respectively, and the weighted-average discount rates were 3.9% and 3.6%, respectively.
The following table summarizes the future minimum lease payments as of November 25, 2022:

Fiscal year ending in February	Amount (1)
2023	$11.6
2024	51.1
2025	48.8
2026	37.0
2027	30.1
Thereafter	56.8
Total lease payments	$235.4
Less: Interest	24.1
Present value of lease liabilities	$211.3
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.ACQUISITIONS
Viccarbe
In Q3 2022, we acquired Viccarbe Habitat, S.L. ("Viccarbe"), a Spanish designer of contemporary furniture for high-performance collaborative and social spaces. The transaction included the purchase of all the outstanding capital stock of Viccarbe for $34.9 (or €30.0) in an all-cash transaction using cash on-hand. Up to an additional $13.5 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period. This amount was determined to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. As a result, we recorded a related liability of $4.4 (or €4.2). An additional amount of $6.2 (or €6.0) is also payable to the sellers based upon the achievement of certain milestones and continued employment over a five-year period, which is being expensed over the service period on a straight-line basis.
Tangible assets and liabilities of Viccarbe were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $11.7 related to identifiable intangible assets, $25.8 related to goodwill and $5.1 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and accounts payable) and property, plant and equipment. Additionally, we recorded a deferred tax liability in the amount of $2.9 associated with the tax basis difference in acquired book assets. The goodwill was recorded in the EMEA segment and is not deductible for income tax purposes in Spain. The goodwill resulting from the acquisition is primarily related to the growth potential of Viccarbe and our intentions to expand the manufacturing of Viccarbe products in geographic regions outside of EMEA and to offer Viccarbe products through our global distribution network. Intangible assets are principally related to the Viccarbe trade name, dealer relationships and internally developed know-how and designs, which are being amortized over periods ranging from 9 to 13 years from the date of acquisition. As of November 25, 2022, the purchase accounting for the Viccarbe acquisition was complete.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Useful Life (Years)	Fair Value
Trademark	9.0	$4.6
Dealer relationships	13.0	3.8
Know-how and designs	9.0	3.3
		$11.7

The fair values of the purchased intangible assets are being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of November 25, 2022:

Fiscal Year Ending in February	Amount
2023	$0.3
2024	1.0
2025	1.1
2026	1.0
2027	1.0
$4.4

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Tangible assets and liabilities of Halcon were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $51.8 related to identifiable intangible assets, $37.1 related to goodwill and $16.2 related to tangible assets. The tangible assets mainly consisted of property, plant and equipment of $30.6, working capital (primarily inventory of $12.3) and customer deposits of $24.3. The goodwill was recorded in the Americas segment and is deductible for U.S. income tax purposes. The goodwill resulting from the acquisition is primarily related to the growth potential of Halcon expected to be driven by new product development, geographic expansion and the integration of Halcon products into our dealer network. Intangible assets are principally related to dealer relationships, the Halcon trade name and internally developed know-how and designs, which are being amortized over periods ranging from 9 to 10 years from the date of acquisition. We also acquired a backlog of orders which are expected to ship throughout the remainder of 2023. The purchase price allocation for the acquisition was incomplete as of November 25, 2022, as we are evaluating certain deferred tax balances. The amounts recognized related to the purchase price allocation will be finalized no later than one year after the acquisition date.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Useful Life (Years)	Fair Value
Dealer relationships	10.0	$21.5
Trademark	9.0	14.0
Know-how and designs	9.0	12.0
Backlog	0.7	4.3
		$51.8

The fair values of the purchased intangible assets is being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of November 25, 2022:

Fiscal Year Ending in February	Amount
2023	$2.3
2024	5.0
2025	5.1
2026	5.0
2027	5.0
$22.4

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
Revenue and operating income (loss) for the three and nine months ended November 25, 2022 and November 26, 2021 and total assets as of November 25, 2022 and February 25, 2022 by segment are presented in the following tables:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Operations Data	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Revenue
Americas	$594.7	$500.3	$1,767.1	$1,399.9
EMEA	157.7	168.2	451.9	430.7
Other	74.5	69.7	211.9	189.0
	$826.9	$738.2	$2,430.9	$2,019.6
Operating income (loss)
Americas	$21.2	$11.1	$63.5	$40.8
EMEA	4.2	8.3	(1.3)	1.0
Other	(0.3)	2.0	(4.5)	(7.5)
Corporate	(4.6)	(5.5)	(20.9)	(16.3)
	$20.5	$15.9	$36.8	$18.0

Reportable Segment Balance Sheet Data	November 25, 2022	February 25, 2022
Total assets
Americas	$1,313.1	$1,110.4
EMEA	443.9	475.2
Other	223.4	227.6
Corporate	288.0	447.8
	$2,268.4	$2,261.0

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

In Q3 2023, our Board of Directors approved restructuring actions to reduce operational spending across certain functions in response to a recent decline in order volume and lower-than-expected return-to-office trends in the Americas segment. The restructuring actions included terminations of approximately 130 salaried employees in the Americas segment and Corporate functions. In Q3 2023, we incurred $10.6 of restructuring costs related to these actions in the Americas segment, consisting of cash severance payments and other separation-related benefits. The costs incurred in Q3 2023 represent the total expected restructuring costs related to these actions, which are substantially complete.
The following table details the changes in the restructuring reserve balance for the nine months ended November 25, 2022:

	Workforce Reductions	Business Exit and Related Costs	Total
Balance as of February 25, 2022	$—	$—	$—
Restructuring costs	12.4	2.4	14.8
Payments	(11.0)	(2.4)	(13.4)
Balance as of November 25, 2022	$1.4	$—	$1.4

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
This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of income, balance sheets or statements of cash flows of the company. The non-GAAP financial measures used are (1) organic revenue growth, (2) adjusted operating income and (3) adjusted earnings per share. Pursuant to the requirements of Regulation G, we have provided a reconciliation of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure in the tables below. These measures are supplemental to, and should be used in conjunction with, the most comparable GAAP measures. Management uses these non-GAAP financial measures to monitor and evaluate financial results and trends. See Non-GAAP Financial Measures for a description of these measures and why management believes they are also useful to investors.
Financial Summary

Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 25, 2022		November 26, 2021		November 25, 2022		November 26, 2021
Revenue	$826.9	100.0%	$738.2	100.0%	$2,430.9	100.0%	$2,019.6	100.0%
Cost of sales	587.7	71.0	534.6	72.4	1,748.4	71.9	1,454.5	72.0
Restructuring costs	1.4	0.2	—	—	2.3	0.1	—	—
Gross profit	237.8	28.8	203.6	27.6	680.2	28.0	565.1	28.0
Operating expenses	208.1	25.2	187.7	25.4	630.4	26.0	547.1	27.1
Restructuring costs	9.2	1.1	—	—	13.0	0.5	—	—
Operating income	20.5	2.5	15.9	2.2	36.8	1.5	18.0	0.9
Interest expense	(7.6)	(0.9)	(6.5)	(0.9)	(21.2)	(0.9)	(19.3)	(1.0)
Investment income	0.3	—	0.1	—	0.7	—	0.4	—
Other income, net	3.4	0.4	2.5	0.3	10.9	0.5	3.5	0.2
Income before income tax expense (benefit)	16.6	2.0	12.0	1.6	27.2	1.1	2.6	0.1
Income tax expense (benefit)	5.2	0.6	2.4	0.3	7.6	0.3	(3.6)	(0.2)
Net income	$11.4	1.4%	$9.6	1.3%	$19.6	0.8%	$6.2	0.3%
Earnings per share:
Basic	$0.10		$0.08		$0.17		$0.05
Diluted	$0.10		$0.08		$0.17		$0.05

Q3 2023 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Q3 2022 revenue	$500.3	$168.2	$69.7	$738.2
Acquisitions	18.9	1.2	—	20.1
Currency translation effects	(1.7)	(24.7)	(3.0)	(29.4)
Q3 2022 revenue, adjusted	517.5	144.7	66.7	728.9
Q3 2023 revenue	594.7	157.7	74.5	826.9
Organic growth $	$77.2	$13.0	$7.8	$98.0
Organic growth %	15%	9%	12%	13%

Year-to-date 2023 Organic Revenue Growth	Americas	EMEA	Other	Consolidated
Year-to-date 2022 revenue	$1,399.9	$430.7	$189.0	$2,019.6
Acquisitions	35.0	6.2	—	41.2
Currency translation effects	(2.9)	(54.3)	(5.1)	(62.3)
Year-to-date 2022 revenue, adjusted	1,432.0	382.6	183.9	1,998.5
Year-to-date 2023 revenue	1,767.1	451.9	211.9	2,430.9
Organic growth $	$335.1	$69.3	$28.0	$432.4
Organic growth %	23%	18%	15%	22%

Adjusted Operating Income	Three Months Ended				Nine Months Ended
	November 25, 2022		November 26, 2021		November 25, 2022		November 26, 2021
Operating income	$20.5	2.5%	$15.9	2.2%	$36.8	1.5%	$18.0	0.9%
Amortization of purchased intangible assets	6.6	0.8	3.6	0.4	16.8	0.7	10.8	0.5
Restructuring costs	10.6	1.3	—	—	15.3	0.6	—	—
Adjusted operating income	$37.7	4.6%	$19.5	2.6%	$68.9	2.8%	$28.8	1.4%

Adjusted Earnings Per Share	Three Months Ended		Nine Months Ended
	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Earnings per share	$0.10	$0.08	$0.17	$0.05
Amortization of purchased intangible assets, per share	0.05	0.03	0.14	0.09
Income tax effect of amortization of purchased intangible assets, per share	(0.02)	—	(0.04)	(0.02)
Restructuring costs, per share	0.09	—	0.13	—
Income tax effect of restructuring costs, per share	(0.02)	—	(0.03)	—
Adjusted earnings per share	$0.20	$0.11	$0.37	$0.12
Overview

In Q3 2023, our revenue increased 12% compared to the prior year, driven by strong beginning order backlog and significant pricing benefits. We continued to experience significant inflation in commodities, fuel and logistics costs during the quarter, but gross margin improved compared to the prior year as our year-over-year pricing benefits have exceeded year-over-year inflation. Beginning in Q4 2023 and into the first half of 2024, we expect to have continued gross margin improvement from our pricing actions, as we aim to recover the cumulative impact of inflation incurred over the past two years.

Our orders declined by 17% in Q3 2023 compared to the prior year, with declines across all segments. Orders were impacted by softening industry demand patterns believed to be driven by reduced sentiment related to growing macroeconomic and geopolitical concerns. In response to these demand patterns, we have initiated actions to reduce our operational spending, including workforce reductions in the Americas in Q3 2023, and we intend to maintain our focus on controlled spending during Q4 2023. In addition, we recently announced actions to wind down our aviation department and sell our corporate aircraft.
Q3 2023 Compared to Q3 2022
We recorded net income of $11.4 and earnings per share of $0.10 in Q3 2023 compared to net income of $9.6 and earnings per share of $0.08 in the prior year. Operating income of $20.5 in Q3 2023 represented an increase of $4.6 compared to operating income of $15.9 in the prior year. The increase was driven by higher pricing benefits, net of inflation, and higher volume, which improved gross margin, partially offset by higher operating expenses and $10.6 of restructuring costs related to workforce reductions in the Americas. We reported adjusted operating income of $37.7 and adjusted earnings per share of $0.20 in Q3 2023, and we had adjusted operating income of $19.5 and adjusted earnings per share of $0.11 in the prior year.
Revenue of $826.9 in Q3 2023 represented an increase of $88.7 or 12% compared to the prior year. Approximately $85 of the increase was related to higher pricing benefits, and approximately $30 was related to higher volume (including acquisitions), partially offset by approximately $29 of unfavorable currency translation effects, primarily in EMEA. Revenue increased by 19% in the Americas and by 7% in the Other category, while EMEA revenue decreased by 6%. Organic revenue growth was $98.0 or 13% compared to the prior year, with 15% growth in the Americas, 9% growth in EMEA and 12% growth in the Other category.
Cost of sales as a percentage of revenue decreased by 140 basis points in Q3 2023 compared to the prior year. The improvement was driven by approximately $55 of higher pricing benefits, net of inflation, and the benefits of higher volume, partially offset by approximately $8 of higher fixed overhead costs and labor inefficiencies and $6.5 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 300 basis points in the Americas, but increased by 240 basis points in EMEA and by 230 basis points in the Other category.
Operating expenses increased by $20.4 in Q3 2023, but decreased by 20 basis points as a percentage of revenue, compared to the prior year. Compared to the prior year, operating expenses in Q3 2023 included:
•$14.9 of higher variable compensation expense,
•$8.1 from acquisitions and
•$3.4 of higher marketing, product development and sales expenses,
•partially offset by $5.9 of favorable currency translation effects.
We recorded restructuring costs of $10.6 in the Americas in Q3 2023. See Note 13 to the condensed consolidated financial statements for additional information.
Our Q3 2023 effective tax rate was 31.3% compared to a Q3 2022 effective tax rate of 20.0%.
Year-to-date 2023 Compared to Year-to-date 2022
We recorded net income of $19.6 and earnings per share of $0.17 in year-to-date 2023 compared to net income of $6.2 and earnings per share of $0.05 in the prior year. Operating income of $36.8 in year-to-date 2023 represented an increase of $18.8 compared to operating income of $18.0 in the prior year. The increase was driven by higher volume and higher pricing benefits, net of inflation, which improved gross margin, and lower operating expenses as a percentage of revenue, partially offset by $15.3 of restructuring costs. We reported adjusted operating income of $68.9 and adjusted earnings per share of $0.37 in year-to-date 2023, and we had adjusted operating income of $28.8 and adjusted earnings per share of $0.12 in the prior year.

Revenue of $2,430.9 in year-to-date 2023 represented an increase of $411.3 or 20% compared to the prior year, driven by growth across all segments. Approximately $250 of the increase was related to higher volume (including acquisitions), and approximately $215 was related to higher pricing benefits, partially offset by approximately $62 of unfavorable currency translation effects, primarily in EMEA. Revenue increased by 26% in the Americas, 5% in EMEA and 12% in the Other category. Organic revenue growth was $432.4 or 22% compared to the prior year, with 23% growth in the Americas, 18% growth in EMEA and 15% growth in the Other category.
Cost of sales as a percentage of revenue decreased by 10 basis points in year-to-date 2023 compared to the prior year. The improvement was driven by approximately $86 of higher pricing benefits, net of inflation, and the benefits of higher volume, mostly offset by approximately $26 of higher fixed overhead costs and labor inefficiencies and $10.3 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 70 basis points in the Americas, but increased by 220 basis points in EMEA and by 30 basis points in the Other category.
Operating expenses increased by $83.3 in year-to-date 2023, but decreased by 110 basis points as a percentage of revenue, compared to the prior year, which included a $15.4 gain from the sale of land. Operating expenses in year-to-date 2023 included:
•$28.6 of higher marketing, product development and sales expenses,
•$23.5 of higher variable compensation expense,
•$17.9 from acquisitions and
•$10.7 of higher spending in other functional areas, primarily information technology, facilities and strategy,
•partially offset by $14.5 of favorable currency translation effects and a $4.0 gain from the sale of land.
We recorded restructuring costs of $15.3 in the Americas in year-to-date 2023. See Note 13 to the condensed consolidated financial statements for additional information.
Our year-to-date 2023 effective tax rate was 27.9% compared to a year-to-date 2022 effective tax rate of (138.5)%, which included $4.6 of discrete tax benefits.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income and Other Income, Net	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Interest expense	$(7.6)	$(6.5)	$(21.2)	$(19.3)
Investment income	0.3	0.1	0.7	0.4
Other income, net:
Equity in income of unconsolidated affiliates	4.4	2.2	9.9	4.5
Foreign exchange gains (losses)	(0.4)	0.9	1.2	0.6
Net periodic pension and post-retirement credit, excluding service cost	(0.6)	(0.2)	(1.0)	(0.5)
Miscellaneous income (expense), net	—	(0.4)	0.8	(1.1)
Total other income, net	3.4	2.5	10.9	3.5
Total interest expense, investment income and other income, net	$(3.9)	$(3.9)	$(9.6)	$(15.4)
Interest expense increased in Q3 2023 and year-to-date 2023 compared to the prior year as a result of borrowings under our global committed bank facility. Total other income, net increased by $0.9 in Q3 2023 compared to the prior year, driven by a $2.2 increase in income recorded from our unconsolidated affiliates, partially offset by a $1.3 increase of foreign exchange losses. Total other income, net increased by $7.4 in year-to-date 2023 compared to the prior year, driven by a $5.4 increase in income recorded from our unconsolidated affiliates and a $0.6 increase of foreign exchange gains.

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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 25, 2022		November 26, 2021		November 25, 2022		November 26, 2021
Revenue	$594.7	100.0%	$500.3	100.0%	$1,767.1	100.0%	$1,399.9	100.0%
Cost of sales	422.1	71.0	370.3	74.0	1,268.0	71.8	1,015.4	72.5
Restructuring costs	1.4	0.2	—	—	2.3	0.1	—	—
Gross profit	171.2	28.8	130.0	26.0	496.8	28.1	384.5	27.5
Operating expenses	140.8	23.7	118.9	23.8	420.3	23.8	343.7	24.6
Restructuring costs	9.2	1.5	—	—	13.0	0.7	—	—
Operating income	$21.2	3.6%	$11.1	2.2%	$63.5	3.6%	$40.8	2.9%

Adjusted Operating Income — Americas	Three Months Ended				Nine Months Ended
	November 25, 2022		November 26, 2021		November 25, 2022		November 26, 2021
Operating income	$21.2	3.6%	$11.1	2.2%	$63.5	3.6%	$40.8	2.9%
Amortization of purchased intangible assets	5.5	1.0	2.6	0.5	13.4	0.8	7.8	0.6
Restructuring costs	10.6	1.7	—	—	15.3	0.8	—	—
Adjusted operating income	$37.3	6.3%	$13.7	2.7%	$92.2	5.2%	$48.6	3.5%
Operating income in the Americas increased by $10.1 in Q3 2023 compared to the prior year. The increase was driven by higher pricing benefits, net of inflation, and higher volume, which improved gross margin, partially offset by higher operating expenses and $10.6 of restructuring costs. Adjusted operating income of $37.3 in Q3 2023 represented an improvement of $23.6 compared to the prior year. Operating income in the Americas increased by $22.7 in year-to-date 2023 compared to the prior year, which included a $15.4 gain from the sale of land. The year-to-date improvement was driven by higher revenue and lower operating expenses as a percentage of revenue. Year-to-date 2023 operating income also included $15.3 of restructuring costs. Adjusted operating income of $92.2 in year-to-date 2023 represented an improvement of $43.6 compared to the prior year.
The Americas revenue represented 71.9% of consolidated revenue in Q3 2023. In Q3 2023, revenue increased by $94.4 or 19% compared to the prior year. The increase included approximately $65 related to higher pricing benefits and approximately $30 related to higher volume (including acquisitions). Organic revenue growth in Q3 2023 was $77.2 or 15% compared to the prior year. The Americas revenue represented 72.7% of consolidated revenue in year-to-date 2023. Year-to-date 2023 revenue of $1,767.1 represented an increase of $367.2 or 26% compared to the prior year. Approximately $205 of the increase related to higher volume, and approximately $165 related to higher pricing benefits. Organic revenue growth in year-to-date 2023 was $335.1 or 23% compared to the prior year.
Cost of sales as a percentage of revenue improved by 300 basis points in Q3 2023 compared to the prior year. The improvement was driven by approximately $49 of higher pricing benefits, net of inflation, and the benefits of higher volume, partially offset by approximately $8 of higher fixed overhead costs and labor inefficiencies and $6.0 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 70 basis points in year-to-date 2023 compared to the prior year. The improvement was driven by approximately $66 of higher pricing benefits, net of inflation, and the benefits of higher volume, partially offset by approximately $25 of higher fixed overhead costs and labor inefficiencies and $9.0 of higher variable compensation expense.

Operating expenses increased by $21.9 in Q3 2023, but decreased by 10 basis points as a percentage of revenue, compared to the prior year. The current year included $11.8 of higher variable compensation expense and $7.3 from acquisitions. Operating expenses in year-to-date 2023 increased by $76.6, but decreased by 80 basis points as a percentage of revenue, compared to the prior year, which included a $15.4 gain from the sale of land. Operating expenses in year-to-date 2023 included:
•$20.9 of higher marketing, product development and sales expenses,
•$17.8 of higher variable compensation expense,
•$14.0 from acquisitions and
•$10.8 of higher spending in other functional areas, primarily information technology, facilities and strategy,
•partially offset by a $4.0 gain from the sale of land.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Coalesse, Orangebox and Viccarbe brands, with a comprehensive portfolio of furniture and architectural products.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — EMEA	November 25, 2022		November 26, 2021		November 25, 2022		November 26, 2021
Revenue	$157.7	100.0%	$168.2	100.0%	$451.9	100.0%	$430.7	100.0%
Cost of sales	114.5	72.6	118.1	70.2	333.9	73.9	309.0	71.7
Gross profit	43.2	27.4	50.1	29.8	118.0	26.1	121.7	28.3
Operating expenses	39.0	24.7	41.8	24.9	119.3	26.4	120.7	28.1
Operating income (loss)	$4.2	2.7%	$8.3	4.9%	$(1.3)	(0.3)%	$1.0	0.2%

Adjusted Operating Income — EMEA	Three Months Ended				Nine Months Ended
	November 25, 2022		November 26, 2021		November 25, 2022		November 26, 2021
Operating income (loss)	$4.2	2.7%	$8.3	4.9%	$(1.3)	(0.3)%	$1.0	0.2%
Amortization of purchased intangible assets	1.1	0.7	1.0	0.6	3.4	0.8	3.0	0.7
Adjusted operating income	$5.3	3.4%	$9.3	5.5%	$2.1	0.5%	$4.0	0.9%
Operating income in EMEA decreased by $4.1 in Q3 2023 compared to the prior year. The decline was driven by higher cost of sales as a percentage of revenue. The operating results in EMEA decreased by $2.3 in year-to-date 2023 compared to the prior year. The decline was driven by higher cost of sales as a percentage of revenue.
EMEA revenue represented 19.1% of consolidated revenue in Q3 2023. In Q3 2023, revenue decreased by $10.5 or 6% compared to the prior year. Approximately $15 of higher pricing benefits were more than offset by approximately $25 of unfavorable currency translation effects and lower volume. Organic revenue growth was $13.0 or 9% compared to the prior year, driven by Germany and Spain. EMEA revenue represented 18.6% of consolidated revenue in year-to-date 2023. In year-to-date 2023, revenue of $451.9 represented an increase of $21.2 or 5% compared to the prior year, driven by growth across all markets. Approximately $40 of the increase was related to higher pricing benefits, and approximately $30 was related to higher volume, partially offset by approximately $54 of unfavorable currency translation effects. Organic revenue growth year-to-date 2023 was $69.3 or 18% compared to the prior year.
Cost of sales as a percentage of revenue increased by 240 basis points in Q3 2023 compared to the prior year. The increase was driven by approximately $8 of higher inflation, approximately $1 in higher freight and labor inefficiencies, approximately $1 of unfavorable currency impacts and the impact of lower volume, partially offset by approximately $15 of higher pricing benefits. Cost of sales as a percentage of revenue increased by 220 basis points in year-to-date 2023 compared to the prior year. The increase was driven by approximately $24 of higher inflation, approximately $3 in higher overhead costs and freight and labor inefficiencies and approximately $2 of unfavorable currency impacts, partially offset by the benefits of higher volume and approximately $40 of higher pricing benefits.

Operating expenses decreased by $2.8 in Q3 2023, or 20 basis points as a percentage of revenue, compared to the prior year. The current year included $5.9 of favorable currency translation effects, partially offset by $1.8 of higher variable compensation expense and $0.7 from an acquisition. Operating expenses decreased by $1.4 in year-to-date 2023, or 170 basis points as a percentage of revenue, compared to the prior year. The current year included $14.5 of favorable currency translation effects, partially offset by $4.8 of higher marketing, product development and sales expenses, $3.6 from an acquisition and $3.3 of higher variable compensation expense.
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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Other	November 25, 2022		November 26, 2021		November 25, 2022		November 26, 2021
Revenue	$74.5	100.0%	$69.7	100.0%	$211.9	100.0%	$189.0	100.0%
Cost of sales	51.1	68.6	46.2	66.3	146.5	69.1	130.1	68.8
Gross profit	23.4	31.4	23.5	33.7	65.4	30.9	58.9	31.2
Operating expenses	23.7	31.8	21.5	30.8	69.9	33.0	66.4	35.2
Operating income (loss)	$(0.3)	(0.4)%	$2.0	2.9%	$(4.5)	(2.1)%	$(7.5)	(4.0)%
Operating results in the Other category decreased by $2.3 in Q3 2023 compared to the prior year. The decline was driven by higher cost of sales as a percentage of revenue and higher operating expenses as a percentage of revenue. Year-to-date 2023 operating results improved by $3.0 compared to the prior year. The improvement was driven by higher revenue and lower operating expenses as a percentage of revenue.
Revenue in the Other category represented 9.0% of consolidated revenue in Q3 2023. In Q3 2023, revenue increased by $4.8 or 7% compared to the prior year, driven by India, Designtex and China. Approximately $4 of the increase was related to higher volume, and approximately $1 was related to higher pricing benefits, partially offset by approximately $3 of unfavorable currency translation effects. Organic revenue growth was $7.8 or 12% compared to the prior year. Revenue in the Other category represented 8.7% of consolidated revenue in year-to-date 2023. Year-to-date 2023 revenue of $211.9 represented an increase of $22.9 or 12% compared to the prior year, driven by India, Designtex and Southeast Asia. Approximately $16 of the increase was related to higher volume, and approximately $10 was related to higher pricing benefits, partially offset by approximately $5 of unfavorable currency translation effects. Organic revenue growth was $28.0 or 15% compared to the prior year.
Cost of sales as a percentage of revenue increased by 230 basis points in Q3 2023 compared to the prior year. The increase was driven by approximately $2 of higher inflation, and unfavorable currency impacts, partially offset by the benefits of higher volume and higher pricing benefits. Cost of sales as a percentage of revenue increased by 30 basis points in year-to-date 2023 compared to the prior year. The increase was driven by approximately $6 of higher inflation, and unfavorable currency impacts, mostly offset by the benefits of higher volume and approximately $10 of higher pricing benefits.
Operating expenses increased by $2.2 in Q3 2023, or 100 basis points as a percentage of revenue, compared to the prior year. The increase was driven by $2.1 of higher marketing, product development and sales expenses and $0.6 of higher variable compensation expense. Operating expenses increased by $3.5 in year-to-date 2023, but decreased by 220 basis points as a percentage of revenue, compared to the prior year. The increase was driven by the same factors as the quarter.

Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

	Three Months Ended		Nine Months Ended
Statement of Operations Data — Corporate	November 25, 2022	November 26, 2021	November 25, 2022	November 26, 2021
Operating expenses	$4.6	$5.5	$20.9	$16.3
Operating expenses decreased by $0.9 in Q3 2023 compared to the prior year. Operating expenses increased by $4.6 in year-to-date 2023 compared to the prior year, driven by $8.0 of lower COLI income, $1.9 of higher employee costs and $1.0 of higher variable compensation expense, partially offset by $6.3 of lower deferred compensation expense.
Non-GAAP Financial Measures
The non-GAAP financial measures used in this MD&A are: (1) organic revenue growth, (2) adjusted operating income and (3) adjusted earnings per share.
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
Adjusted Operating Income and Adjusted Earnings Per Share
We define adjusted operating income as operating income (loss) excluding amortization of purchased intangible assets and restructuring costs. We define adjusted earnings per share as earnings per share excluding amortization of purchased intangible assets and restructuring costs, net of related income tax effects.
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

Liquidity Sources	November 25, 2022	February 25, 2022
Cash and cash equivalents	$55.0	$200.9
Company-owned life insurance	161.2	168.0
Availability under credit facilities	229.0	262.0
Total liquidity sources available	$445.2	$630.9
As of November 25, 2022, we held a total of $55.0 in cash and cash equivalents. Of that total, 17% was located in the U.S., and 83% was located outside of the U.S., primarily in China (including Hong Kong), Mexico, Malaysia, Singapore and Canada.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended November 25, 2022 and November 26, 2021:

	Nine Months Ended
Cash Flow Data	November 25, 2022	November 26, 2021
Net cash provided by (used in):
Operating activities	$1.4	$(59.1)
Investing activities	(127.5)	(51.3)
Financing activities	(16.6)	(101.5)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(1.6)
Net decrease in cash, cash equivalents and restricted cash	(145.3)	(213.5)
Cash, cash equivalents and restricted cash, beginning of period	207.0	495.6
Cash, cash equivalents and restricted cash, end of period	$61.7	$282.1

Cash provided by (used in) operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 25, 2022	November 26, 2021
Net income	$19.6	$6.2
Depreciation and amortization	67.2	62.2
Share-based compensation	18.0	13.4
Restructuring costs	15.3	—
Changes in accounts receivable, inventories and accounts payable	(108.5)	(84.5)
Income taxes receivable	25.4	(1.6)
Employee compensation liabilities	17.0	(15.3)
Employee benefit obligations	(14.0)	(13.5)
Changes in other operating assets and liabilities	(38.6)	(26.0)
Net cash provided by (used in) operating activities	$1.4	$(59.1)
In year-to-date 2023, cash provided by operating activities improved compared to the prior year, driven by the benefits of higher net income, partially offset by cash used in working capital driven primarily by increased levels of inventory. Annual payments related to accrued variable compensation and retirement plan contributions totaled $32.4 in year-to-date 2023 compared to $50.4 in the prior year. In year-to-date 2023, we received $33.5 related to the carryback of our fiscal year 2021 tax loss in the U.S., and we paid $13.4 of severance and other separation-related benefits and business exit costs related to restructuring activities in our Americas segment.
Cash used in investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 25, 2022	November 26, 2021
Capital expenditures	$(42.8)	$(45.3)
Proceeds from disposal of fixed assets	5.6	17.4
Acquisitions, net of cash acquired	(105.3)	(32.6)
Other	15.0	9.2
Net cash used in investing activities	$(127.5)	$(51.3)
Capital expenditures in year-to-date 2023 were primarily related to investments in manufacturing operations, product development, customer-facing facilities and information technology. Proceeds from the disposal of fixed assets included $5.6 and $17.2 related to the sale of land in year-to-date 2023 and year-to-date 2022, respectively. Other investing activities in year-to-date 2023 included $7.5 of proceeds from the sale of an investment in an unconsolidated affiliate and $6.6 of proceeds from COLI policy maturities. Other investing activities in year-to-date 2022 included $7.0 of proceeds from COLI policy maturities.
Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 25, 2022	November 26, 2021
Dividends paid	$(45.6)	$(45.9)
Common stock repurchases	(3.9)	(54.0)
Borrowings on global committed bank facility	480.9	—
Repayments on global committed bank facility	(446.9)	—
Other	(1.1)	(1.6)
Net cash used in financing activities	$(16.6)	$(101.5)

The following table details dividends paid per common share during each quarter of year-to-date 2023 and year-to-date 2022:

Dividend Data	First Quarter	Second Quarter	Third Quarter	Total
2023
Dividends declared and paid per common share	$0.145	$0.145	$0.100	$0.390
2022
Dividends declared and paid per common share	$0.100	$0.145	$0.145	$0.390

In year-to-date 2023, we repurchased 343,485 shares of Class A common stock, all of which were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan. In year-to-date 2022, we repurchased 3,991,083 shares of Class A common stock, 392,812 of which were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of November 25, 2022, we had $6.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Liquidity Facilities
The following table summarizes available capacity under our liquidity facilities as of November 25, 2022:

Liquidity Facilities	November 25, 2022
Global committed bank facility	$250.0
Other committed bank facility	6.7
Various uncommitted facilities	9.9
Total credit lines available	266.6
Less: Borrowings outstanding	(37.6)
Available capacity	$229.0
We have a $250.0 global committed bank facility in effect through 2025. As of November 25, 2022, there were $34.0 of borrowings outstanding under the facility, and we were in compliance with all covenants under the facility.
We have an $8.0 committed bank facility related to a subsidiary. As of November 25, 2022, total availability under the facility was limited to $6.7 based on eligible accounts receivable of the subsidiary and $3.6 was outstanding under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $3.8 and a total foreign currency borrowing capacity of up to $6.1 as of November 25, 2022. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of November 25, 2022, there were no borrowings outstanding under these facilities.
Total consolidated debt as of November 25, 2022 was $516.0. In addition to borrowings under our credit facilities, we have $445.4 in term notes due in 2029 with an effective interest rate of 5.6%, and a term loan with a balance of $32.8 as of November 25, 2022, which has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured, and the term loan is secured by our two corporate aircraft. The term notes and the term loan contain no financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
As of November 25, 2022, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $216.2. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements.
During Q3 2023, there have been no significant changes in the items that we have identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022.

We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures which are expected to total approximately $50 to $60 in 2023 compared to $60.5 in 2022. In addition, we fund dividend payments declared by our Board of Directors. On December 19, 2022, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q4 2023.
In year-to-date 2023, we implemented initiatives to reduce operational spending across certain functions, including workforce reductions in our Americas segment in Q3 2023 which are expected to result in annualized savings of approximately $19, and we expect to maintain our focus on controlled spending during Q4 2023. In Q4 2023, we initiated actions to wind down our aviation department and sell our two corporate aircraft, and we expect to use the proceeds from the sale of the corporate aircraft to pay down our term loan which is due in Q1 2024. We expect approximately $11 in annualized savings as a result of these actions.
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
Critical Accounting Estimates
During Q3 2023, there have been no changes in the items that we have identified as critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) faced by us as of November 25, 2022 is the same as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 25, 2022. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2023, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2023, no material change in interest rate risk occurred.

Commodity Price Risk
During Q3 2023, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q3 2023, no material change in fixed income and equity price risk occurred.
Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of November 25, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 25, 2022, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
8/27/2022 - 9/30/2022	—	$—	—	$6.4
10/1/2022 - 10/28/2022	45,358	$6.97	—	$6.4
10/29/22 - 11/25/2022	18,826	$6.95	—	$6.4
Total	64,184	(2)	—
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
Date: December 21, 2022