Form 10-K
period 2023-02-24
STEELCASE INC
filed 2023-04-14
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 24, 2023
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 26, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.0 billion. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 11, 2023, 93,538,673 shares of the registrant’s Class A Common Stock and 20,414,413 shares of the registrant’s Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, to be held on July 12, 2023, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 24, 2023

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
Overview
At Steelcase, our purpose is to help people do their best work by creating places that work better. Through our family of brands that include Steelcase®, AMQ®, Coalesse®, Designtex®, HALCON™, Orangebox®, Smith System® and Viccarbe®, we offer a comprehensive portfolio of furniture and architectural products and services designed to help customers create workplaces that help people reach their full potential at work, wherever work happens. Our solutions are inspired by the insights gained from our human-centered research process. We are a globally integrated enterprise, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 11,900 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”.
We focus on translating our research-based insights into products, applications and experiences that help organizations around the world amplify the performance of their people, teams and enterprise. We help our customers create office, healthcare and educational environments that support attraction and retention of talent, employee well-being and engagement, organizational culture and productivity, and other needs of their people, while also optimizing the value of their real estate investments. Our global scale and reach allow us to provide a consistent experience to global customers while offering local differentiation through our local dealer network.
We market our products and services to businesses and organizations primarily through a network of dealers, and we also sell to consumers in markets around the world through web-based and retail distribution channels.
Strategic Priorities
Our strategic priorities align with our purpose and reflect a set of choices which we believe will position us for growth. We are focused on leading the transformation of work, where employees shift between working in the office and working remotely over the course of a week. We aim to do this by offering innovative solutions to our customers that support the growing needs for privacy, social connection and collaboration in this new era of work. We also aim to deepen our presence in key adjacent growth opportunities, including certain geographic and vertical markets such as learning, health and home, and to enhance our capabilities to better serve smaller and mid-sized customers. We are focused on creating value by using our business to help organizations work better, through market-leading performance in our approach to our people, our products and the planet. Our strategic priorities also include profitability initiatives to drive fitness, reduce complexity and maximize efficiency, reallocating resources toward our highest priorities and maintaining a strong balance sheet to support our growth objectives.
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

Steelcase
Steelcase leverages insights from user-centered research to help our customers create high performing and sustainable work environments. We strive to be a trusted partner by creating exceptional experiences for those who seek to use space as a strategic asset to elevate their performance, reinforce their organizational culture, support the well-being of their people and attract and retain talent. The Steelcase brand's core customers are leading organizations (such as corporations, government entities, schools, colleges and universities and healthcare organizations) that are forward-thinking, that are often large with ever-changing complex needs and that often have a global scale and operations.
Steelcase brand extensions include:
•Steelcase Learning, which works with leading educational institutions to create places that enhance the success, outcomes and well-being of students, educators and administrators.
•Steelcase Health, which works with leading healthcare organizations to create places that deliver greater connection, empathy and well-being for everyone involved in the experience of healthcare.
AMQ
AMQ offers high-quality, affordable height-adjustable desking, benching, storage, screens, tables and seating for workstations, collaborative environments and training rooms. AMQ specializes in in-stock furniture that delivers in just ten business days, with adaptable and modern designs that fit contemporary, active office spaces, ideal for small and mid-sized businesses.
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
HALCON
HALCON is a designer and manufacturer of precision-tailored wood furniture for the workplace. HALCON specializes in custom wood and executive-level tables, credenzas, and desks. This furniture is of enduring quality, backed by a genuine dedication to service and customization.
Orangebox
Orangebox is a designer and manufacturer of furniture, soft seating, and free-standing architectural pods for the changing workplace with a focus on "Smartworking" solutions: furniture and architecture that fosters collaboration while providing contemporary aesthetics, visual and acoustical privacy and commercial-grade performance.
Smith System
Smith System is a leading designer and manufacturer of high-quality furniture for the pre-K-12 education market. Smith System offers desking, seating, lounge and storage products. Smith System designs and manufactures products that support inspired learning and better learning outcomes – addressing the needs of the student, the demands of the curriculum and the realities of space, maintenance and budget.

Viccarbe
Viccarbe offers contemporary furniture for high-performance collaborative and social spaces, including contract, hospitality, retail and outdoor settings. Viccarbe's collection is the result of years of collaboration with globally renowned designers.
Marketing Partnerships
We maintain marketing partnerships with a number of companies, including Blu Dot, Bolia, Carl Hansen & Son, Crestron, EMU, Established & Sons, Extremis, FLOS, the Frank Lloyd Wright Foundation, Goodee, Kartell, Logitech, m.a.d. furniture, Mattiazzi, Microsoft, Moooi, Nanimarquina, PolyVision, Tom Dixon, West Elm and Zoom. These partnerships are intended to allow us to market additional products and services to our dealers and customers that are complementary to our products and services and leverage our scale. These partnerships take several forms, the most common of which involves us purchasing and reselling the partner’s products to our dealers and customers. In other situations, we market the partner’s products to our dealers and customers and receive a fee from the partner, and we typically transport and deliver those products to our dealers and customers for a fee. We also have marketing partnerships where we co-develop products with our partner that we manufacture or source from third parties or where we and our partner agree to co-market our products and services to customers. Most of our marketing partnerships are on a regional basis.
Reportable Segments
We operate on a global basis within our Americas and EMEA reportable segments plus an Other category. Additional information about our reportable segments, including financial information about geographic areas and specific product categories, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 and Note 20 to the consolidated financial statements.
Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, healthcare, education and retail customers through the Steelcase, AMQ, Coalesse, HALCON, Orangebox, Smith System and Viccarbe brands.
We serve Americas customers mainly through approximately 380 Steelcase independent and company-owned dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies and are distributed across a broad range of industries and vertical markets, including education, financial services, flexible real estate, government, healthcare, information technology, insurance, retail and manufacturing.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent Steelcase dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2023, and the five largest independent Steelcase dealers collectively accounted for approximately 19% of the segment’s revenue in 2023.
The Americas office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price, service and relationships with customers, architects and designers. Our most significant competitors in the U.S. are MillerKnoll, Inc., Haworth, Inc. and HNI Corporation.
EMEA Segment
Our EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Coalesse, Orangebox and Viccarbe brands, with a comprehensive portfolio of furniture and architectural products. Our largest presence is in Western Europe, where we believe we are among the market leaders in France, Germany, Spain and the United Kingdom ("U.K.").
We serve EMEA customers mainly through approximately 320 independent and company-owned Steelcase dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. The largest independent Steelcase dealer in the EMEA segment accounted for less than 4% of the segment’s revenue in 2023.

The five largest Steelcase independent dealers collectively accounted for approximately 12% of the segment’s revenue in 2023. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including education, financial services, flexible real estate, government, healthcare and information technology.
The EMEA office furniture market is highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these local competitors focus on specific product categories.
Other Category
The Other category includes Asia Pacific and Designtex.
Asia Pacific serves customers in Australia, China, India, Japan, Korea and other countries in Southeast Asia primarily under the Steelcase brand with a comprehensive portfolio of furniture and architectural products. We primarily sell directly to end-use customers as well as through approximately 70 Steelcase independent dealer locations. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and are located in both mature and growth markets. Our competition in Asia Pacific is highly fragmented and includes large global competitors as well as regional and local manufacturers.
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
Joint Ventures and Other Equity Investments
We occasionally enter into joint ventures and other equity investments to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 24, 2023, our investments in these unconsolidated joint ventures and other equity investments totaled $51.1. Our share of the earnings from joint ventures and other equity investments is recorded in Other income, net in the Consolidated Statements of Income. See Note 12 to the consolidated financial statements for additional information.
Customer and Dealer Concentrations
Our largest customer accounted for approximately 2% of our consolidated revenue in 2023, and our five largest customers collectively accounted for approximately 6% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2023, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent Steelcase dealer accounted for more than 4% of our consolidated revenue in 2023. The five largest independent Steelcase dealers collectively accounted for approximately 14% of our consolidated revenue in 2023. We do not believe our business is dependent on any single independent dealer, the loss of which would have a sustained material adverse effect on our business.
Manufacturing and Logistics
We have manufacturing and distribution operations throughout North America (in the U.S. and Mexico), Europe (in the Czech Republic, France, Germany, Spain and the U.K.) and in Asia (in China, India and Malaysia). Our global manufacturing and distribution operations are largely centralized under a single organization to serve our customers’ needs across multiple brands and geographies.

Our manufacturing model is predominately make-to-order with standard lead times that typically range from four to six weeks. We manufacture our products using lean manufacturing principles, including continuous one-piece flow and platformed processes and products, which allow us to achieve efficiencies and cost savings and minimize the amount of inventory on hand. We largely purchase direct materials and components from a global network of integrated suppliers as needed to meet demand. We also purchase finished goods manufactured by third parties predominately on a make-to-order basis.
During 2023, our manufacturing operations continued to be negatively impacted by supply chain disruptions that we began experiencing in 2022, including the lack of availability of certain raw materials and components, labor shortages and shipping delays across long distance supply chains. We increased our levels of inventory on hand to mitigate challenges associated with purchasing raw materials and components in a timely manner. During the second half of 2023, the extended shipping times in our long distance supply chain started to ease.
We focus on enhancing the efficiency of our manufacturing operations, and we also seek to reduce costs through our global sourcing effort. We focus on platforming our product offering and capturing raw material and component cost savings available through lower cost suppliers around the globe. These efforts enhance our leverage with supply sources. We also focus on our reliability which may, at times, require localizing supply chains and enhancing capabilities to deliver complete and on-time orders to our customers.
Our physical distribution system utilizes commercial transport, dedicated fleet and company-owned delivery services. We utilize a network of regional distribution centers in the Americas and EMEA to minimize freight and delivery costs and improve service to our dealers and customers.
Materials
Approximately 61% of our cost of sales in 2023 related to raw materials, components and finished goods purchased from a significant number of suppliers around the world. The raw materials that we purchase and that are used in the manufacture of the components and finished goods that we purchase include steel, petroleum-based products (including plastics and foam), aluminum, other metals, wood and particleboard. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of quality, reliability of supply and cost. During 2023, the availability of some materials was negatively impacted by supply chain disruptions as discussed above. In addition, the prices for many of the raw materials, components and finished goods we purchase have increased as a result of significant inflationary pressures over the last two years.
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
Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs, which vary from furniture and architectural solutions to single products or enhancements to existing products and across different vertical market applications such as healthcare and education. Organizationally, global design leadership directs project work, which is distributed to design studios around the world and sometimes involves external design services.
Our marketing team evaluates product concepts using several criteria, including financial return metrics, and chooses which products will be developed and launched. Designers then work closely with engineers and suppliers to co-develop products and processes that incorporate innovative user features with efficient manufacturing practices. Products are tested for performance, quality and compliance with applicable local standards and regulations.
We incurred $44.4, $45.4 and $48.1 in research, design and development expenses in 2023, 2022 and 2021, respectively. In addition, we sometimes pay royalties to external designers of our products as the products are sold, and these costs are not included in research and development expenses.

Intellectual Property
We generate and hold a significant number of patents in a number of countries in connection with the operation of our business. We also hold a number of trademarks that are very important to our identity and recognition in the marketplace. We do not believe that any material part of our business is dependent on the continued availability of any one or all of our patents or trademarks or that our business would be materially adversely affected by the loss of any of such, except the “Steelcase,” "AMQ," “Coalesse,” "Designtex," "HALCON," “Orangebox,” and “Smith System” trademarks.
We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology. We have established a global network of intellectual property licenses with our subsidiaries.
Human Capital Resources
We aspire to be a people-centered, purpose-driven company where our employees feel they belong and can be proud of their work. At Steelcase, we believe that together we will help protect the planet through our environmental commitments, help our people thrive, and sustain a culture of trust and integrity to drive towards ethical business outcomes. The following core values guide our commitments and actions:
•act with integrity,
•tell the truth,
•keep commitments,
•treat people with dignity and respect,
•promote positive relationships,
•protect the environment, and
•excel.
We believe our employees are our greatest asset, and we are dedicated to the continuous learning and professional development of every employee. We invest in our employees through multiple avenues, including providing competitive pay and benefits, sharing profits through our annual bonus programs, offering career development and professional training programs, providing inspiring and supportive spaces for our employees to work and collaborate and offering a range of services to support our employees' physical, emotional, cognitive and financial well-being.
Our leaders play a critical role in curating our culture, and we have established a set of leadership pillars and accompanying learning and development activities designed to promote empathic leadership and align leader actions with our core values and the culture we strive to create. These pillars are:
•build strong teams,
•unite in purpose,
•create clarity,
•cultivate resilience, and
•deliver results.
Diversity, Equity and Inclusion
We strive to create an environment where employees around the globe are valued, respected, accepted and encouraged to be authentic and to fully participate in our organization. We believe our unique culture helps to unlock each employee's unique contributions and amplifies the power of the individual to better serve our customers and the communities in which we live and work. We are committed to advancing diversity, equity and inclusion through the following key objectives:
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
This philosophy is achieved through competitive pay and benefits and a variety of other offerings such as career development and well-being initiatives. We review pay ranges annually and adjust pay as needed to ensure external competitiveness and internal equity. We also share profits with both salaried and hourly employees through our annual bonus programs. We believe our philosophy helps promote a culture where our employees feel they are supported and that their contributions are valued.
Employees
As of February 24, 2023, we had approximately 11,900 employees, of which approximately 7,100 work in manufacturing and distribution and approximately 300 are part-time. Additionally, we had approximately 1,000 temporary workers who primarily work in manufacturing. Approximately 40 employees in the U.S. are covered by collective bargaining agreements. Outside the U.S., approximately 2,600 employees are represented by unions or workers' councils that operate to promote the interests of workers.
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
Advances in technology, changing workforce demographics, increased working from home, shifts in work styles and behaviors and the globalization of business have been changing the world of work and impacting the types and amounts of workplace products and services purchased by our customers. In recent years, these trends have resulted in changes such as:
•a decrease in overall demand for office furniture from corporate customers,
•an increase in demand for products that support individual privacy and focused work,
•an increase in demand for products that facilitate distributed collaboration, including those that enhance remote work experiences,
•an increase in demand for ancillary furniture for social and collaborative spaces in office settings,
•more frequent refreshment of workplace settings, and
•customer interest in a broader range of price points, quality and warranty coverage.
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
We compete on a variety of factors, including: brand recognition and reputation; insights from our research; the breadth of our global reach and product portfolio; product design and features; price, lead time, delivery and service; product quality; strength of our dealer network and other distributors; relationships with customers and key influencers, such as architects, designers and real estate managers; and our commitments to sustainable product design and reducing our environmental impact. If we are unsuccessful in continuing to develop and offer a wide variety of solutions which respond to changes in workplace trends, or if we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which arise from outside our industry, our results of operations may be adversely affected.
Our industry is influenced by cyclical macroeconomic factors and future downturns may adversely affect our revenue and profits.
Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced by macroeconomic factors, such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates, which can be difficult to predict. The office furniture industry has experienced periodic major declines in demand, driven by global economic downturns. During these downturns, our revenue declined substantially and our profitability was significantly reduced. Our revenues and profitability can be, and currently are being, impacted by adverse changes in these macroeconomic factors. Adaptations of our business to changing macroeconomic factors can result in material restructuring costs, and if we are unsuccessful in making such adaptations, our operating results may be adversely affected.
We may not be able to successfully develop, implement and manage our growth strategies.
Our longer-term success depends on our ability to successfully develop, implement and manage our growth strategies, which include:
•developing offerings to support hybrid work, including enhanced applications to support individual privacy and focused work and partnering with technology companies to create integrated collaborative solutions,
•growing our market share with existing dealers and customers in addition to serving smaller and mid-sized customers and growing our market share in learning and healthcare environments,
•realizing the value from acquisitions and potential investments in new acquisitions, and
•enhancing our capabilities to serve the work-from-home and retail markets.
If these strategies to increase our revenues are not sufficient, or if we do not execute these strategies successfully, our global market share and profitability may be adversely affected.
Manufacturing, Supply Chain and Distribution Risk Factors
We are and may continue to be adversely affected by changes in raw material, commodity and other input costs.
We and our suppliers purchase raw materials (including steel, plastics, foam, aluminum, other metals, wood and particleboard) from a significant number of sources globally. These raw materials are not rare or unique to our industry. The costs of these commodities, as well as fuel, freight, energy, labor and other input costs can fluctuate due to changes in global, regional or local supply and demand, larger currency movements and changes in tariffs and trade barriers, which can also cause supply interruptions.
During 2022 and 2023, there was significant inflation in the costs of fuel, energy and many of the raw materials used by our suppliers and us, including steel and other commodities, due to availability constraints, supply chain disruption, labor shortages, impacts of the COVID-19 pandemic and the war in Ukraine, and other factors.
In the short-term, significant increases in raw material, commodity and other input costs can be very difficult to offset with price increases because of existing contractual commitments with our customers, and it is difficult to find effective financial instruments to hedge against such changes. As a result, our gross margins can be adversely affected in the short-term by significant increases in these costs. We implemented multiple list price increases globally in 2022 and 2023 and a temporary surcharge in the Americas in 2023. If we are not successful in passing along higher raw material, commodity and other input costs to our customers over the longer-term, because of competitive pressures, our profitability could be negatively impacted.
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
Any disruptions or fluctuations in the supply and delivery of raw materials, components and finished goods or deficiencies in our ability to manage our global network of suppliers could have an adverse impact on our business, operating results or financial condition. During 2023, our suppliers were negatively impacted by disruptions and fluctuations in the availability of raw materials, labor, transportation and logistics. These factors led to significant disruptions and delays in the supply of raw materials, components and finished goods to us, which negatively impacted our order lead times and our ability to consistently deliver products to our customers on time, as well as our costs of procuring such items and carrying higher than historical levels of inventory.
Changes in tariffs, global trade agreements or government procurement could adversely affect our business.
We manufacture most of our products on a regional basis, and as a result, we often export products from where they are manufactured to where they are sold within the region. We also source raw materials, components and finished goods from a global network of suppliers. In particular in 2023, approximately 35% of the products we sold to customers in the U.S., including U.S. government agencies, were manufactured outside of the U.S., predominantly by our subsidiaries in Mexico, which operate as maquiladoras. Changes in tariffs or trade agreements could impact the cost of importing our products into the countries where they are sold and the cost of raw materials and components sourced from other countries, which in turn could adversely impact our gross margins and our price competitiveness. In addition, changes in U.S. government procurement rules requiring a certain amount of domestic content in finished goods, or requiring finished goods to be produced in the U.S., could have an adverse impact on our business, operating results or financial condition.
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

In certain cases, our diversification and growth strategies into adjacent markets are driving the need for our dealers to invest in additional resources to support our products and markets. Some of our smaller dealers do not have the scale to support such investments, and as a result, we have seen and may continue to see increased consolidation within our dealer network. This increased concentration and size of dealers could increase our exposure to the risks discussed above.
Global Footprint Risk Factors
Our global presence subjects us to risks that may negatively affect our profitability and financial condition.
We have manufacturing facilities, sales locations and offices in many countries, and as a result, we are subject to risks associated with doing business globally. Our success depends on our ability to manage the complexity associated with designing, developing, manufacturing and selling our solutions in a variety of countries.Our global presence is also subject to market risks, which in turn could have an adverse effect on our business, operating results or financial condition, including:
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
We primarily sell our products in U.S. dollars and euros, but we generate some of our revenues and pay some of our expenses in other currencies. While we seek to manage our foreign exchange risk largely through operational means by matching revenue with same-currency costs, our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We use foreign currency derivatives to hedge some of the near-term volatility of these exposures. There can be no assurance that such hedging will be economically effective. If we are not successful in managing currency exchange rate fluctuations, they could have an adverse effect on our business, operating results or financial condition.
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
Financial Risk Factors
We may be required to record impairment charges related to goodwill, which would adversely affect our results of operations.
We have net goodwill of $276.8 as of February 24, 2023. Goodwill is not amortized but is evaluated for impairment annually in Q4 or whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill, including failure to achieve projected performance from acquisitions, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.
Changes in corporate tax laws could adversely affect our business.
We are subject to income taxes in the U.S. and various foreign jurisdictions. Our future effective tax rate could be affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities or changes in tax laws or their interpretation. In addition, such tax law changes, if enacted, could have a material adverse effect on our business, operating results or financial condition. A reduction in applicable tax rates may require us to revalue and write-down our net deferred tax assets. As of February 24, 2023, we had net deferred tax assets of $109.3, and approximately 65% of our net deferred tax assets were subject to recovery in the U.S.
There may be significant limitations to our utilization of net operating loss and tax credit carryforwards to offset future taxable income.
We have deferred tax assets related to net operating loss ("NOL") and tax credit carryforwards totaling $36.5 and $17.9, respectively, against which valuation allowances totaling $3.1 have been recorded. NOL carryforwards are primarily related to foreign jurisdictions. Tax credit carryforwards consist of U.S. foreign tax credits and foreign investment tax credits. We may be unable to generate sufficient taxable income from future operations in the jurisdictions in which we maintain deferred tax assets related to NOL and tax credit carryforwards, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOL and tax credit carryforwards. These deferred tax assets are recorded in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOL and tax credit carryforwards.
General Risk Factors
We rely on the integrity and security of our information technology systems, and our business could be materially adversely impacted by extended disruptions, significant security breaches or other compromises of these systems.
We rely on information technology systems to operate and manage our business and to process, maintain and safeguard information essential to our business as well as information relating to our customers, dealers, suppliers and employees. These systems are vulnerable to events beyond our reasonable control, including cyberattacks and security breaches, the need for system upgrades and support, telecommunication and internet failures, natural disasters and power loss. Such events could result in operational slowdowns, shutdowns or other difficulties; loss of revenues or market share; compromise or loss of sensitive or proprietary information; destruction or corruption of data; costs of remediation, upgrades, repair or recovery; breaches of obligations to third parties under privacy laws or contracts; or damage to our reputation or customer relationships; each of which, depending on the extent or duration of the event, could materially adversely impact our business, operating results or financial condition. We maintain insurance coverage, which may cover some of these risks, subject to the terms and conditions of the applicable policies, but such coverage may not be available or sufficient to cover all of the losses that may arise.
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

Segment/Category Primarily Supported	Number of Principal Locations	Owned	Leased
Americas	15	6	9
EMEA	6	5	1
Other category	2	—	2
Total	23	11	12
Item 3.Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.
Item 4.Mine Safety Disclosures:
Not applicable.

Supplementary Item. Information About Our Executive Officers:
Our executive officers are:

Name	Age	Position
Sara E. Armbruster	52	President and Chief Executive Officer, Director
Donna K. Flynn	55	Vice President, Global Talent Management
Robert G. Krestakos	61	Vice President, Global Operations
Nicole C. McGrath	46	Vice President, Corporate Controller & Chief Accounting Officer
Steven D. Miller	48	Vice President, Chief Technology Officer
Lizbeth S. O’Shaughnessy	61	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Allan W. Smith, Jr.	55	Senior Vice President, Chief Revenue Officer
David C. Sylvester	58	Senior Vice President, Chief Financial Officer
Sara E. Armbruster has been President and Chief Executive Officer since October 2021. Ms. Armbruster was Executive Vice President from April 2021 to October 2021 and Vice President, Strategy, Research and Digital Transformation from February 2018 to April 2021. Ms. Armbruster has been employed by Steelcase since 2007.
Donna K. Flynn has been Vice President, Global Talent Management since March 2020. Ms. Flynn was Vice President, WorkSpace Futures - Research from June 2015 to March 2020 and has been employed by Steelcase since 2011.
Robert G. Krestakos has been Vice President, Global Operations since February 2015 and has been employed by Steelcase since 1992.
Nicole C. McGrath has been Vice President, Corporate Controller & Chief Accounting Officer since January 2023. Ms. McGrath was Vice President, Finance from January 2022 to January 2023, Vice President, Finance - EMEA and Asia Pacific from June 2018 to January 2022 and Chief Financial Officer, Asia Pacific from June 2014 to June 2018. Ms. McGrath has been employed by Steelcase since 2011.
Steven D. Miller has been Vice President, Chief Technology Officer since October 2021. Mr. Miller was Vice President, Chief Information Officer from February 2018 to October 2021 and has been employed by Steelcase since 1999.
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
David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011 and has been employed by Steelcase since 1995.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is not registered under the Exchange Act and there is no established public trading market. See Note 15 to the consolidated financial statements for additional information. As of the close of business on April 11, 2023, we had outstanding 113,953,086 shares of common stock with 4,820 shareholders of record. Of these amounts, 93,538,673 shares are Class A Common Stock with 4,756 shareholders of record and 20,414,413 shares are Class B Common Stock with 64 shareholders of record.
Stock Performance Graph
The following graph shows the yearly percentage change in cumulative shareholder return, assuming a $100.00 investment on February 28, 2018. The S&P 500 Stock Index is used as a performance indicator of the overall stock market. The Peer Group consists of three companies that manufacture office furniture and have industry characteristics that we believe are similar to Steelcase. The peer group consists of HNI Corporation, Kimball International, Inc. and MillerKnoll, Inc. (prior to their merger on July 19, 2021, the peer group included both Herman Miller, Inc. and Knoll, Inc.). The returns of each company in this group are weighted by their relative market capitalization at the beginning of each fiscal year.

$200
$150
$100
$50
$0
02/23/2018
02/22/2019
02/28/2020
02/26/2021
02/25/2022
02/24/2023
S&P 500 Stock Index
Peer Group
Steelcase

Fourth Quarter Share Repurchases
The following is a summary of share repurchase activity during Q4 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
11/26/2022 - 12/30/2022	6,314	$6.85	—	$6.4
12/31/2022 - 01/27/2023	2,901	$7.49	—	$6.4
01/28/2023 - 02/24/2023	—	$—	—	$6.4
Total	9,215	(2)	—
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
This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the consolidated statements of income, balance sheets or statements of cash flows of the company. The non-GAAP financial measures used are (1) organic revenue growth, (2) adjusted operating income (loss) and (3) adjusted earnings per share. Pursuant to the requirements of Regulation G, we have provided a reconciliation of each of the non-GAAP financial measures to the most directly comparable GAAP financial measures in the tables below. These measures are supplemental to, and should be used in conjunction with, the most comparable GAAP financial measures. Management uses these non-GAAP financial measures to monitor and evaluate financial results and trends. See Non-GAAP Financial Measures for a description of these measures and why management believes they are also useful to investors.

Financial Summary
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
Results of Operations

Statement of Operations Data— Consolidated	Year Ended
	February 24, 2023		February 25, 2022		February 26, 2021
Revenue	$3,232.6	100.0%	$2,772.7	100.0%	$2,596.2	100.0%
Cost of sales	2,310.7	71.5	2,011.2	72.5	1,822.8	70.2
Restructuring costs	2.5	0.1	—	—	10.6	0.4
Gross profit	919.4	28.4	761.5	27.5	762.8	29.4
Operating expenses	837.2	25.9	741.4	26.8	684.2	26.4
Goodwill impairment charge	—	—	—	—	17.6	0.6
Restructuring costs	16.7	0.5	—	—	18.0	0.7
Operating income	65.5	2.0	20.1	0.7	43.0	1.7
Interest expense	(28.4)	(0.9)	(25.7)	(0.9)	(27.1)	(1.1)
Investment income	1.0	0.1	0.6	—	1.4	0.1
Other income, net	13.5	0.4	6.6	0.2	8.6	0.3
Income before income tax expense (benefit)	51.6	1.6	1.6	—	25.9	1.0
Income tax expense (benefit)	16.3	0.5	(2.4)	(0.1)	(0.2)	—
Net income	$35.3	1.1%	$4.0	0.1%	$26.1	1.0%
Earnings per share:
Basic	$0.30		$0.03		$0.22
Diluted	$0.30		$0.03		$0.22

Organic Revenue Growth — Consolidated	Year Ended
	February 24, 2023	February 25, 2022
Prior year revenue	$2,772.7	$2,596.2
Acquisitions	58.9	44.8
Divestitures	(1.4)	—
Currency translation effects	(77.9)	16.0
Prior year revenue, adjusted	2,752.3	2,657.0
Current year revenue	3,232.6	2,772.7
Organic growth $	$480.3	$115.7
Organic growth %	17%	4%

Reconciliation of Operating Income to Adjusted Operating Income	Year Ended
	February 24, 2023		February 25, 2022		February 26, 2021
Operating income	$65.5	2.0%	$20.1	0.7%	$43.0	1.7%
Amortization of purchased intangible assets	22.8	0.7	14.8	0.6	16.3	0.6
Goodwill impairment charge	—	—	—	—	17.6	0.7
Restructuring costs	19.2	0.6	—	—	28.6	1.1
Adjusted operating income	$107.5	3.3%	$34.9	1.3%	$105.5	4.1%

Adjusted Earnings Per Share	Year ended
	February 24, 2023	February 25, 2022	February 26, 2021
Earnings per share	$0.30	$0.03	$0.22
Amortization of purchased intangible assets, per share	0.19	0.13	0.14
Income tax effect of amortization of purchased intangible assets, per share	(0.05)	(0.03)	(0.04)
Goodwill impairment charge, per share	—	—	0.15
Restructuring costs, per share	0.16	—	0.24
Income tax effect of restructuring costs, per share	(0.04)	—	(0.09)
Adjusted earnings per share	$0.56	$0.13	$0.62
The current year results of operations are presented in comparison to the prior year within the sections below. For a discussion of the 2022 results of operations in comparison to 2021, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report on Form 10-K.
Overview
In 2023, our revenue, gross margin and earnings per share improved compared to the prior year as year-over-year pricing benefits exceeded year-over-year inflation impacts. During 2022 and the first half of 2023, broad-based supply chain disruptions, such as labor shortages and delays in long distance supply chains, impacted our ability to manufacture and complete deliveries to our customers, and we experienced significant inflation in steel, fuel and other commodities. In response to the inflationary pressures, we implemented multiple list price increases globally in 2022 and 2023 and a temporary surcharge in the Americas in 2023. As of the end of 2023, the benefits of our cumulative pricing actions approximated the cumulative inflation we incurred over the past two years, and we expect to have continued gross margin improvement from our pricing actions in 2024. In addition, supply chain disruptions began to ease in the second half of 2023 which led to reduced lead times and faster order fulfillment.
Our 17% revenue growth in 2023 was driven by the benefits of our pricing actions and increased volume, including revenue from our acquisition of HALCON in Q2 2023. We had a strong order backlog at the start of the year and broad-based order growth in the Americas and EMEA in the first half of the year. In Q3 2023, orders declined compared to the prior year in connection with softening industry demand patterns, and in Q4 2023, the year-over-year order declines improved compared to Q3 2023, primarily due to increased project orders from large corporate customers. At the end of the year, our backlog of customer orders was approximately $690, which was 14% lower than the prior year. In response to the softening demand patterns in Q3 2023, we took actions to reduce our operational spending which included workforce reductions in the Americas and actions to wind down our customer aviation function.
We recorded net income of $35.3 and diluted earnings per share of $0.30 in 2023 compared to net income of $4.0 and diluted earnings per share of $0.03 in 2022. Operating income of $65.5 in 2023 represented an increase of $45.4 compared to the prior year. The increase was driven by higher pricing benefits, net of inflation, higher volume, partially offset by higher operating expenses and $19.2 of restructuring costs related to workforce reductions in the Americas and wind down of our customer aviation function. We reported adjusted operating income of $107.5 and adjusted earnings per share of $0.56 in 2023, and we had adjusted operating income of $34.9 and adjusted earnings per share of $0.13 in the prior year.
Revenue of $3,232.6 in 2023 represented an increase of $459.9 or 16.6% compared to the prior year, driven by growth across all segments. Approximately $325 of the increase was related to higher pricing benefits, and approximately $210 was related to higher volume (which included approximately $65 from acquisitions), partially offset by approximately $78 of unfavorable currency translation effects, primarily in EMEA. Revenue increased by 22.9% in the Americas, 1.9% in EMEA and 4.6% in the Other category. Organic revenue growth was $480.3 or 17% compared to the prior year, with 20% in the Americas, 13% in EMEA and 8% in the Other category.
Cost of sales as a percentage of revenue improved by 100 basis points in 2023 compared to the prior year. The improvement was driven by approximately $170 of higher pricing benefits, net of inflation, and the benefits of higher volume, partially offset by approximately $33 of higher fixed overhead costs and labor inefficiencies and

$18.2 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 210 basis points in the Americas but increased by 160 basis points in EMEA and by 50 basis points in the Other category.
Operating expenses increased by $95.8 in 2023, but decreased by 90 basis points as a percentage of revenue, compared to the prior year. Operating expenses in 2023 included:
•$38.8 of higher variable compensation expense,
•$28.4 of higher marketing, product development and sales expenses,
•$24.4 from acquisitions,
•approximately $13 of higher spending in other functional areas and employee costs, and
•a $5.2 increase in the valuation of a contingent earnout liability,
•partially offset by $17.2 of favorable currency translation effects.
Operating expenses included $12.9 of gains on sales of fixed assets in 2023 compared to a $15.4 gain on the sale of land in 2022.
We recorded restructuring costs of $19.2 in the Americas in 2023. See Note 21 to the consolidated financial statements for additional information.
Our 2023 effective tax rate was 31.6% compared to a 2022 effective tax rate of (150.0)%, which included $3.6 of discrete tax benefits. See Note 16 to the consolidated financial statements for additional information.
Interest Expense, Investment Income and Other Income, Net

Interest Expense, Investment Income and Other Income, Net	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Interest expense	$(28.4)	$(25.7)	$(27.1)
Investment income	1.0	0.6	1.4
Other income, net:
Equity in income of unconsolidated affiliates	12.5	8.0	9.3
Foreign exchange gains (losses)	1.8	1.1	(2.3)
Net periodic pension and post-retirement expense, excluding service cost	(1.1)	(0.7)	(0.3)
Miscellaneous income (expense), net	0.3	(1.8)	1.9
Total other income, net	13.5	6.6	8.6
Total interest expense, investment income and other income, net	$(13.9)	$(18.5)	$(17.1)
Interest expense in 2023 increased compared to 2022 due to borrowings under our global committed credit facility in 2023. Total other income, net in 2023 increased compared to 2022 driven by a $4.5 increase in income recorded from our unconsolidated affiliates related to our dealer investments and manufacturing joint venture.

Business Segment Disclosure
See Note 20 to the consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture and architectural products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, AMQ, Coalesse, HALCON, Orangebox, Smith System and Viccarbe brands.

Statement of Operations Data— Americas	Year Ended
	February 24, 2023		February 25, 2022		February 26, 2021
Revenue	$2,340.8	100.0%	$1,905.0	100.0%	$1,848.5	100.0%
Cost of sales	1,665.2	71.1	1,394.0	73.2	1,285.1	69.5
Restructuring costs	2.5	0.1	—	—	10.6	0.6
Gross profit	673.1	28.8	511.0	26.8	552.8	29.9
Operating expenses	552.6	23.7	466.6	24.5	437.8	23.7
Restructuring costs	16.7	0.7	—	—	18.0	1.0
Operating income	$103.8	4.4%	$44.4	2.3%	$97.0	5.2%

Organic Revenue Growth — Americas	Year Ended
	February 24, 2023	February 25, 2022
Prior year revenue	$1,905.0	$1,848.5
Acquisitions	52.7	41.8
Divestitures	(0.2)	—
Currency translation effects	(4.2)	5.2
Prior year revenue, adjusted	1,953.3	1,895.5
Current year revenue	2,340.8	1,905.0
Organic growth $	$387.5	$9.5
Organic growth %	20%	1%

Reconciliation of Operating Income to Adjusted Operating Income - Americas	Year Ended
	February 24, 2023		February 25, 2022		February 26, 2021
Operating income	$103.8	4.4%	$44.4	2.3%	$97.0	5.2%
Amortization of purchased intangible assets	18.2	0.8	10.5	0.6	12.6	0.7
Restructuring costs	19.2	0.8	—	—	28.6	1.6
Adjusted operating income	$141.2	6.0%	$54.9	2.9%	$138.2	7.5%
Operating income in the Americas increased by $59.4 in 2023 compared to the prior year. The increase was driven by higher pricing benefits, net of inflation, and higher volume, partially offset by higher operating expenses. The 2023 results included $19.2 of restructuring costs. Adjusted operating income of $141.2 in 2023 represented an improvement of $86.3 compared to the prior year.
The Americas revenue represented 72.4% of consolidated revenue in 2023. In 2023, revenue of $2,340.8 represented an increase of $435.8 or 22.9% compared to the prior year. The increase included approximately $250 related to higher pricing benefits and approximately $190 related to higher volume (including approximately $55 from acquisitions). Organic revenue growth in 2023 was $387.5 or 20% compared to the prior year.
Cost of sales as a percentage of revenue improved by 210 basis points in 2023 compared to the prior year. The improvement was driven by approximately $150 of higher pricing benefits, net of inflation, and the benefits of higher volume, partially offset by approximately $31 of higher fixed overhead costs and labor inefficiencies and $16.1 of higher variable compensation expense.
Operating expenses increased by $86.0 in 2023, but decreased by 80 basis points as a percentage of revenue, compared to the prior year. Operating expenses in 2023 included:
•$29.3 of higher variable compensation expense,
•$20.5 from acquisitions,
•$15.6 of higher marketing, product development and sales expenses,
•$10.9 of higher spending in other functional areas, primarily information technology, facilities and strategy, and
•a $2.6 increase in the valuation of a contingent earnout liability.
Operating expenses included $12.9 of gains on sales of fixed assets in 2023 compared to a $15.4 gain on the sale of land in 2022.
EMEA
The EMEA segment serves customers in Europe, the Middle East and Africa primarily under the Steelcase, Coalesse, Orangebox and Viccarbe brands, with a comprehensive portfolio of furniture and architectural products.

Statement of Operations Data — EMEA	Year Ended
	February 24, 2023		February 25, 2022		February 26, 2021
Revenue	$610.1	100.0%	$598.5	100.0%	$511.3	100.0%
Cost of sales	450.9	73.9	432.6	72.3	380.4	74.4
Gross profit	159.2	26.1	165.9	27.7	130.9	25.6
Operating expenses	162.6	26.7	162.6	27.1	145.6	28.5
Goodwill impairment charge	—	—	—	—	17.6	3.4
Operating income (loss)	$(3.4)	(0.6)%	$3.3	0.6%	$(32.3)	(6.3)%

Organic Revenue Growth — EMEA	Year Ended
	February 24, 2023	February 25, 2022
Prior year revenue	$598.5	$511.3
Acquisitions	6.2	3.0
Divestitures	(1.2)	—
Currency translation effects	(65.9)	7.5
Prior year revenue, adjusted	537.6	521.8
Current year revenue	610.1	598.5
Organic growth $	$72.5	$76.7
Organic growth %	13%	15%

Reconciliation of Operating Income (Loss) to Adjusted Operating Income (Loss) - EMEA	Year Ended
	February 24, 2023		February 25, 2022		February 26, 2021
Operating income (loss)	$(3.4)	(0.6)%	$3.3	0.6%	$(32.3)	(6.3)%
Amortization of purchased intangible assets	4.6	0.8	4.3	0.7	3.7	0.7
Goodwill impairment charge	—	—	—	—	17.6	3.4
Adjusted operating income (loss)	$1.2	0.2%	$7.6	1.3%	$(11.0)	(2.2)%
Operating results in EMEA decreased by $6.7 in 2023 compared to the prior year. The decline was driven by higher cost of sales, primarily due to higher inflation. Adjusted operating income of $1.2 in 2023 represented a decline of $6.4 compared to the prior year.

EMEA revenue represented 18.9% of consolidated revenue in 2023. In 2023, revenue of $610.1 represented an increase of $11.6 or 1.9% compared to the prior year. The increase was broad-based across all markets. Revenue increased by approximately $60 related to higher pricing benefits and by approximately $15 related to higher volume (including approximately $11 from an acquisition), mostly offset by approximately $66 of unfavorable currency translation effects. Organic revenue growth in 2023 was $72.5 or 13% compared to the prior year.
Cost of sales as a percentage of revenue increased by 160 basis points in 2023 compared to the prior year. The increase was driven by approximately $45 of higher inflation, approximately $4 of higher overhead costs and freight and labor inefficiencies and approximately $2 of unfavorable currency impacts, partially offset by approximately $60 of higher pricing benefits and the benefits of higher volume.
Operating expenses were flat in 2023, but decreased by 40 basis points as a percentage of revenue, compared to the prior year. Operating expenses in 2023 included:
•$5.6 of higher variable compensation expense,
•approximately $5 of higher spending and employee costs,
•$3.6 from an acquisition, and
•a $2.6 increase in the valuation of a contingent earnout liability,
•offset by $17.2 of favorable currency translation effects.
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

Statement of Operations Data — Other	Year Ended
	February 24, 2023		February 25, 2022		February 26, 2021
Revenue	$281.7	100.0%	$269.2	100.0%	$236.4	100.0%
Cost of sales	194.6	69.1	184.6	68.6	157.3	66.5
Gross profit	87.1	30.9	84.6	31.4	79.1	33.5
Operating expenses	93.4	33.1	87.8	32.6	78.9	33.4
Operating income (loss)	$(6.3)	(2.2)%	$(3.2)	(1.2)%	$0.2	0.1%

Organic Revenue Growth — Other	Year Ended
	February 24, 2023	February 25, 2022
Prior year revenue	$269.2	$236.4
Currency translation effects	(7.8)	3.3
Prior year revenue, adjusted	261.4	239.7
Current year revenue	281.7	269.2
Organic growth $	$20.3	$29.5
Organic growth %	8%	12%
The operating loss in the Other category increased by $3.1 in 2023 compared to the prior year. The increase was driven by higher cost of sales and higher operating expenses.
Revenue in the Other category represented 8.7% of consolidated revenue in 2023. In 2023, revenue of $281.7 represented an increase of $12.5 or 4.6% compared to the prior year. The increase was primarily driven by India and Designtex. Approximately $13 of the increase was related to higher pricing benefits and approximately $5 was related to higher volume, partially offset by approximately $8 of unfavorable currency translation effects. Organic revenue growth was $20.3 or 8% compared to the prior year.

Cost of sales as a percentage of revenue increased by 50 basis points in 2023 compared to the prior year. The increase was driven by higher inflation and unfavorable currency impacts, partially offset by the benefits of higher volume and approximately $13 of higher pricing benefits.
Operating expenses increased by $5.6 in 2023, or 50 basis points as a percentage of revenue, compared to the prior year. The increase was driven by $10.3 of higher marketing, product development and sales expenses and $2.5 of higher variable compensation expense, partially offset by $7.1 of lower spending in other functional areas.
Corporate
Corporate expenses include unallocated portions of shared service functions such as information technology, corporate facilities, finance, human resources, research, legal and customer aviation, plus deferred compensation expense and income or losses associated with COLI.

Statement of Operations Data — Corporate	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Operating expenses	$28.6	$24.4	$21.9
Operating expenses increased by $4.2 in 2023 compared to the prior year. The increase was driven by $5.4 of lower COLI income, $2.3 of higher spending and employee costs and $1.4 of higher variable compensation expense, partially offset by $4.8 of lower deferred compensation expense.
Non-GAAP Financial Measures
The non-GAAP financial measures used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are: (1) organic revenue growth, (2) adjusted operating income (loss) and (3) adjusted earnings per share.
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
Adjusted Operating Income (Loss) and Adjusted Earnings Per Share
We define adjusted operating income (loss) as operating income (loss) excluding amortization of purchased intangible assets, goodwill impairment charges and restructuring costs. We define adjusted earnings per share as earnings per share excluding amortization of purchased intangible assets, goodwill impairment charges and restructuring costs, net of related income tax effects.
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
•Goodwill impairment charges: Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset fair values resulting from business acquisitions. We evaluate goodwill for impairment annually in Q4, or earlier if conditions indicate that there may be a potential for impairment, and goodwill impairment charges may be recorded as a result of these assessments. We believe that adjusting for goodwill impairment charges provides a more consistent comparison of our operating performance to prior periods as well as to industry peers.

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

Liquidity Sources	February 24, 2023	February 25, 2022
Cash and cash equivalents	$90.4	$200.9
Company-owned life insurance	157.3	168.0
Availability under credit facilities	269.7	262.0
Total liquidity sources available	$517.4	$630.9
As of February 24, 2023, we held a total of $90.4 in cash and cash equivalents. Of that total, 52% was located in the U.S. and the remaining 48%, or $43.0, was located outside of the U.S., primarily in China (including Hong Kong), Mexico, India, Malaysia and the U.K.
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
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Net cash flow provided by (used in):
Operating activities	$89.4	$(102.6)	$64.8
Investing activities	(134.8)	(65.5)	(30.6)
Financing activities	(62.9)	(120.0)	(87.8)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(0.5)	2.1
Net decrease in cash, cash equivalents and restricted cash	(109.8)	(288.6)	(51.5)
Cash, cash equivalents and restricted cash, beginning of period	207.0	495.6	547.1
Cash, cash equivalents and restricted cash, end of period	$97.2	$207.0	$495.6

Cash provided by (used in) operating activities

Cash Flow Data — Operating Activities	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Net income	$35.3	$4.0	$26.1
Depreciation and amortization	90.0	83.2	85.2
Goodwill impairment charge	—	—	17.6
Restructuring costs	19.2	—	28.6
Changes in accounts receivable, inventories and accounts payable	(71.0)	(145.4)	79.0
Income taxes receivable	36.4	7.8	7.8
Employee compensation liabilities	34.2	(19.3)	(138.7)
Employee benefit obligations	(12.4)	(15.4)	(22.6)
Customer deposits	(24.9)	18.4	2.2
Other	(17.4)	(35.9)	(20.4)
Net cash provided by (used in) operating activities	$89.4	$(102.6)	$64.8
In 2023, cash provided by operating activities improved compared to the prior year, driven by the benefits of higher net income and continued focus on controlling working capital despite the impacts of supply chain disruptions. Annual payments related to accrued variable compensation and retirement plan contributions totaled $32.4 in 2023 compared to $50.4 in the prior year. In 2023, we received $33.5 related to the carryback of our 2021 tax loss in the U.S., and we paid $14.7 of severance and other separation-related benefits and business exit costs related to restructuring activities in our Americas segment. See Note 21 to the consolidated financial statements for additional information.
Cash used in investing activities

Cash Flow Data — Investing Activities	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Capital expenditures	$(59.1)	$(60.5)	$(41.3)
Proceeds from disposal of fixed assets	9.9	17.4	7.4
Proceeds from COLI policies	12.2	7.8	2.2
Acquisitions, net of cash acquired	(105.3)	(32.6)	(3.8)
Other	7.5	2.4	4.9
Net cash used in investing activities	$(134.8)	$(65.5)	$(30.6)
Capital expenditures in 2023 primarily related to investments in manufacturing operations, product development, customer-facing facilities and information technology. Proceeds from the disposal of fixed assets included $7.0 and $17.2 related to the sale of land in 2023 and 2022, respectively.
In 2023, we acquired HALCON using cash and borrowings under our global committed credit facility. See Note 19 to the consolidated financial statements for additional information.
Cash used in financing activities

Cash Flow Data — Financing Activities	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Dividends paid	$(57.3)	$(62.6)	$(43.5)
Common stock repurchases	(3.9)	(55.2)	(42.7)
Other	(1.7)	(2.2)	(1.6)
Net cash used in financing activities	$(62.9)	$(120.0)	$(87.8)

The following table details dividends paid per common share during each quarter of 2023 and 2022:

Dividend Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2023
Dividends declared and paid per common share	$0.145	$0.145	$0.100	$0.100	$0.490
2022
Dividends declared and paid per common share	$0.100	$0.145	$0.145	$0.145	$0.535
During 2023 and 2022, we made common stock repurchases of $3.9 and $55.2, respectively, all of which related to our Class A Common Stock. These common stock repurchases included repurchases of $3.9 and $6.0 in 2023 and 2022, respectively, which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of February 24, 2023, we had $6.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Liquidity Facilities
Our total liquidity facilities as of February 24, 2023 were as follows:

Liquidity Facilities	February 24, 2023
Global committed bank facility	$250.0
Other committed bank facility	8.0
Various uncommitted facilities	15.2
Total credit lines available	273.2
Less: Borrowings outstanding	(3.5)
Available capacity	$269.7
We have a $250.0 global committed bank facility in effect through 2025. As of February 24, 2023, there were no borrowings outstanding under the facility, our availability to borrow under the facility was not limited, and we were in compliance with all covenants under the facility.
We have an $8.0 committed bank facility related to a subsidiary. As of February 24, 2023, there were $3.5 in borrowings outstanding under the facility and our availability to borrow under the facility was not limited.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $3.8 and a total foreign currency borrowing capacity of up to $11.4 as of February 24, 2023. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of February 24, 2023, there were no borrowings outstanding under these uncommitted facilities.
Total consolidated debt as of February 24, 2023 was $481.2. Our debt primarily consists of $445.5 in term notes due in 2029 with an effective interest rate of 5.6%. In addition, we have a term loan with a balance as of February 24, 2023 of $32.2. This term loan has a floating interest rate based on 30-day LIBOR plus 1.20% and is due in Q1 2024. The term notes are unsecured, and the term loan is secured by our two corporate aircraft. The term notes and the term loan contain no financial covenants and are not cross-defaulted to our other debt facilities.
See Note 13 to the consolidated financial statements for additional information.
Liquidity Outlook
At February 24, 2023, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $247.7. Our liquidity position, funds available under our credit facilities, cash generated from future operations and proceeds from assets held for sale are expected to be sufficient to finance our known and foreseeable liquidity needs, including our material cash requirements.

Material Cash Requirements
Our material committed cash requirements are as follows:
•Debt: Principal obligations on our debt are $35.7 during 2024 and $445.5 thereafter. Interest obligations on our debt are estimated to be $23.4 during 2024 and approximately $23 in each year thereafter until maturity. See Note 13 to the consolidated financial statements for additional information.
•Operating leases: We have commitments related to corporate offices, sales offices, showrooms, manufacturing and distribution facilities, vehicles and equipment under non-cancelable operating leases that expire at various dates through 2036. Minimum payments under our operating lease obligations are estimated to be $52.5 during 2024 and $188.0 thereafter. See Note 18 to the consolidated financial statements for additional information.
•Employee benefit and compensation obligations: We have obligations related to contributions and benefit payments expected to be made for post-retirement, pension and defined contribution plans and deferred compensation plans. Our obligations related to post-retirement benefit plans are not contractual, and the plans could be amended at the discretion of our Compensation Committee. Payments related to post-retirement and pension plans are estimated to be $8.1 during 2024 and $57.5 from 2025 through 2033. See Note 14 to the consolidated financial statements for additional information. Our deferred compensation obligations are estimated to be $6.2 during 2024 and $39.6 thereafter. See Note 17 to the consolidated financial statements for additional information.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures, which are expected to be approximately $70 to $80 in 2024. In addition, we fund dividend payments as and when approved by our Board of Directors. On March 22, 2023, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q1 2024.
The amounts included above are as of February 24, 2023. Our material cash requirements are subject to fluctuation based on business requirements, economic volatility or investments in strategic initiatives. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.
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
Business Combinations and Goodwill
We allocate the fair value of purchase consideration to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is allocated to goodwill. The allocation of the purchase consideration requires management to make significant estimates and assumptions, especially with respect to intangible assets. These estimates are reviewed with our advisors and can include, but are not limited to, future expected cash flows related to acquired dealer relationships, trademarks and know-how/designs and require estimation of useful lives and discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual results may differ from these estimates. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. During 2023, we acquired HALCON. See Note 19 to the consolidated financial statements for additional information.
Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of each reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment charge. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2023, we evaluated goodwill using nine reporting units: the Americas, EMEA, Asia Pacific, Designtex, AMQ, Smith System, Orangebox U.K., Viccarbe and HALCON.
During Q4 2023, we performed our annual impairment assessment of goodwill in our reporting units. In the test for potential impairment, we measured the estimated fair values of our reporting units using a discounted cash flow (“DCF”) valuation method. The DCF analysis calculated the present value of projected cash flows and a residual value using discount rates that ranged from 12% to 14%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our DCF valuations, such as discount rates, forecasted revenue growth rates, expected operating margins and estimated capital investment, are consistent with our internal projections as of the time of the assessment. If we had concluded that it was appropriate to increase the discount rate in our analysis by 100 basis points to estimate the fair value of each reporting unit, the fair value of each of our reporting units would still have exceeded its carrying value. These assumptions could change over time, which may result in future impairment charges. We corroborated the results of the DCF analysis with a market-based approach that used observable comparable company information to support the appropriateness of the fair value estimates. There were no impairment charges recorded for any reporting units in 2023.
As of February 24, 2023, we had remaining goodwill recorded on our Consolidated Balance Sheet as follows:

Reportable Segment	Goodwill
Americas	$257.6
EMEA	8.5
Other category	10.7
Total	$276.8
As of the valuation date, the fair value of each reporting unit exceeded its carrying value by at least 20%. See Note 2 and Note 11 to the consolidated financial statements for additional information.
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
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence. These expectations require significant judgment and are developed using forecasts of future taxable income that are consistent with the internal plans and estimates we are using to manage the underlying business as of the time of the evaluation. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. A 1% change in statutory tax rates used to compute our deferred tax assets and liabilities would have increased or decreased our income tax expense in 2023 by approximately $3.6.
Future tax benefits are recognized to the extent that realization of these benefits is considered more likely than not. As of February 24, 2023, we recorded tax benefits from net operating loss carryforwards of $36.5. We also have recorded valuation allowances totaling $3.1 against these assets, which reduced our recorded tax benefit to $33.4. It is considered more likely than not that a $33.4 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance would be established or adjusted. A change in judgment regarding our expected ability to realize deferred tax assets would be accounted for as a discrete tax expense or benefit in the period in which it occurs.
Additionally, we have deferred tax assets related to tax credit carryforwards of $17.9 comprised primarily of U.S. foreign tax credits, U.S. general business credits and investment tax credits granted by the Czech Republic. The U.S. foreign tax credit and general business credit carryforward periods are 10 and 20 years, respectively. Utilization of foreign tax credits is restricted to 21% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income and expect to utilize $9.5 of excess foreign tax credits and $4.1 of general business credits within the allowable carryforward periods. The carryforward period for the Czech Republic investment tax credits is also 10 years. We have projected our pretax earnings in the Czech Republic and expect to utilize the entire $4.3 of credits within the allowable carryover period. Valuation allowances are recorded to the extent realization of the tax credit carryforwards is not more likely than not.
See Note 16 to the consolidated financial statements for additional information.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 24, 2023 and February 25, 2022, the fair value of plan assets, benefit plan obligations and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Fair value of plan assets	$22.4	$35.2	$—	$—
Benefit plan obligations	53.9	73.7	27.5	34.1
Funded status	$(31.5)	$(38.5)	$(27.5)	$(34.1)
The post-retirement medical and life insurance plans are unfunded. As of February 24, 2023, approximately 75% of our unfunded defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee of our Board of Directors. The post-retirement medical and life insurance plans were frozen to new participants in 2003. The non-qualified supplemental retirement plan was frozen to new participants in 2016, and the benefits were capped for existing participants. A portion of our investments in whole life and variable life COLI policies with a net cash surrender value of $157.3 as of February 24, 2023 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
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
To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high-quality corporate bonds as of the measurement date (the Ryan ALM Top Third curve). The measurement dates for our retiree benefit plans are consistent with the last day in February. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of February. In 2023, the weighted average discount rate used to determine the estimated fair value of our defined benefit pension plan obligations was increased to 4.80% from 2.50%. The weighted-average discount rate used to determine the estimated fair value of our post-retirement plan obligations was increased to 5.47% from 3.38%. Selecting these discount rates in 2023 resulted in a $13.1 actuarial gain recorded related to our defined benefit pension plan obligations and a $4.9 actuarial gain recorded related to our post-retirement plan obligations.
Based on consolidated benefit obligations as of February 24, 2023, a one percentage point decline in the discount rate used for benefit plan measurement purposes would have changed the 2023 consolidated benefit obligations by approximately $7. All obligation-related actuarial gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying healthcare cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 24, 2023, our initial rate of 7.50% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. Our consolidated net unamortized prior service costs of $0.5 and net actuarial losses of $8.7 related to our defined benefit pension plans and net actuarial gains of $18.3 related to our post-retirement plans, are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales and cost commitments, anticipated sales and purchases, assets and liabilities denominated in currencies other than the functional currency of the operating entity. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We transacted business globally in 15 primary currencies in 2023 and 2022, of which the most significant were the U.S. dollar, the euro, the Canadian dollar, Mexican peso, Indian rupee, the Australian dollar, the U.K. pound sterling and Malaysian ringgit. Revenue from foreign locations represented approximately 30% of our consolidated revenue in 2023 and approximately 33% in 2022. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often netted with offsetting exposures at other entities or hedged with foreign currency derivatives. We do not use foreign currency derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by approximately $14.3 in 2023 and by approximately $8 in 2022. These estimates assume no changes other than the U.S. dollar exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is completed using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 24, 2023 and February 25, 2022, the cumulative net currency translation adjustments reduced shareholders’ equity by $76.0 and $49.4, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income, net in the Consolidated Statements of Income. In 2023, net foreign currency exchange gains were $1.8, and in 2022, net foreign currency exchange gains were $1.1.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our cash and cash equivalents and short-term and long-term borrowings. Our cash equivalents are primarily held in money market funds invested in U.S. government debt securities. The risk on our short-term and long-term borrowings is primarily related to a floating interest rate loan with a balance of $32.2 and $34.9 as of February 24, 2023 and February 25, 2022, respectively. The loan bears a floating interest rate based on 30-day LIBOR plus 1.20%.
We estimate a 1% increase in interest rates would have increased our net income by less than $1 in 2023 and 2022, primarily as a result of higher interest income on our cash equivalents and borrowings. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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

As a result of changes in commodity costs, cost of sales increased by approximately $150 during 2023 and by approximately $127 in 2022. The increase in commodity costs during 2023 was driven primarily by commodities, fuel and logistics. The increase in commodity costs during 2022 was driven primarily by higher steel and other commodity costs, which reflected rising costs during each quarter of the year. We estimate that an additional 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $13 in 2023 and 2022. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the cash surrender value associated with our investments in variable life COLI policies, which totaled $54.3 as of February 24, 2023. Our variable life COLI policies were allocated at approximately 65% fixed income and 35% equity investments as of February 24, 2023.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income by approximately $4 in 2023 and approximately $3 in 2022. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations, and the related earnings associated with these obligations are driven by participant investment elections that often include equity market allocations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by reductions in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 24, 2023.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 24, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 24, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 24, 2023, of the Company and our report dated April 14, 2023, expressed an unqualified opinion on those financial statements.
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
April 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the "Company") as of February 24, 2023 and February 25, 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended February 24, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 24, 2023 and February 25, 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 24, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 24, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates, forecasted revenue growth rates and expected operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company corroborates the results determined using the income approach with a market-based approach that uses observable comparable company information to support the appropriateness of the fair value estimates. Based on the results of the Company’s annual goodwill impairment evaluation, the Company concluded that no goodwill impairment existed for the year ended February 24, 2023. The consolidated goodwill balance was $276.8 million as of February 24, 2023, of which $31.5 million was allocated to the AMQ Reporting Unit (“AMQ”).

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
–Developing a range of independent estimates and performing a sensitivity analysis and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
April 14, 2023

We have served as the Company's auditor since 2009.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Revenue	$3,232.6	$2,772.7	$2,596.2
Cost of sales	2,310.7	2,011.2	1,822.8
Restructuring costs	2.5	—	10.6
Gross profit	919.4	761.5	762.8
Operating expenses	837.2	741.4	684.2
Goodwill impairment charge	—	—	17.6
Restructuring costs	16.7	—	18.0
Operating income	65.5	20.1	43.0
Interest expense	(28.4)	(25.7)	(27.1)
Investment income	1.0	0.6	1.4
Other income, net	13.5	6.6	8.6
Income before income tax expense (benefit)	51.6	1.6	25.9
Income tax expense (benefit)	16.3	(2.4)	(0.2)
Net income	$35.3	$4.0	$26.1
Earnings per share:
Basic	$0.30	$0.03	$0.22
Diluted	$0.30	$0.03	$0.22
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Net income	$35.3	$4.0	$26.1

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	(0.5)	—	0.5
Pension and other post-retirement liability adjustments	5.5	15.3	(4.3)
Derivative adjustments	1.3	1.3	1.3
Foreign currency translation adjustments	(26.6)	(23.3)	31.4
Total other comprehensive income (loss), gross	(20.3)	(6.7)	28.9

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	0.1	—	(0.1)
Pension and other post-retirement liability adjustments	(1.4)	(3.5)	0.8
Derivative adjustments	(0.3)	(0.4)	(0.3)
Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss), tax (expense) benefit	(1.6)	(3.9)	0.4

Other comprehensive income (loss), net:
Unrealized gain (loss) on investment	(0.4)	—	0.4
Pension and other post-retirement liability adjustments	4.1	11.8	(3.5)
Derivative amortization	1.0	0.9	1.0
Foreign currency translation adjustments	(26.6)	(23.3)	31.4
Total other comprehensive income (loss), net	(21.9)	(10.6)	29.3
Comprehensive income (loss)	$13.4	$(6.6)	$55.4
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 24, 2023	February 25, 2022
ASSETS
Current assets:
Cash and cash equivalents	$90.4	$200.9
Accounts receivable, net of allowance of $6.5 and $8.0	373.3	340.4
Inventories	319.7	326.2
Prepaid expenses	28.9	24.0
Assets held for sale	29.0	—
Income taxes receivable	5.3	41.7
Other current assets	37.4	26.0
Total current assets	884.0	959.2
Property, plant and equipment, net of accumulated depreciation of $1,088.6 and $1,089.0	376.5	392.8
Company-owned life insurance ("COLI")	157.3	168.0
Deferred income taxes	117.3	121.2
Goodwill	276.8	242.8
Other intangible assets, net of accumulated amortization of $97.6 and $86.4	111.2	85.5
Investments in unconsolidated affiliates	51.1	53.1
Right-of-use operating lease assets	198.3	209.8
Other assets	30.3	28.6
Total assets	$2,202.8	$2,261.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$203.5	$243.6
Short-term borrowings and current portion of long-term debt	35.7	5.1
Current operating lease obligations	44.7	44.2
Accrued expenses:
Employee compensation	120.0	75.6
Employee benefit plan obligations	31.2	25.4
Accrued promotions	26.7	32.9
Customer deposits	50.8	53.4
Other	90.7	87.0
Total current liabilities	603.3	567.2
Long-term liabilities:
Long-term debt less current maturities	445.5	477.4
Employee benefit plan obligations	103.0	126.7
Long-term operating lease obligations	169.9	182.2
Other long-term liabilities	54.9	55.3
Total long-term liabilities	773.3	841.6
Total liabilities	1,376.6	1,408.8
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 92,574,308 and 87,186,800 issued and outstanding	—	—
Class B common stock-no par value, convertible into Class A common stock on a one-for-one basis; 475,000,000 shares authorized, 20,414,413 and 24,922,494 issued and outstanding	—	—
Additional paid-in capital	19.4	1.5
Accumulated other comprehensive income (loss)	(72.5)	(50.6)
Retained earnings	879.3	901.3
Total shareholders’ equity	826.2	852.2
Total liabilities and shareholders’ equity	$2,202.8	$2,261.0
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Changes in common shares outstanding:
Common shares outstanding, beginning of period	112,109,294	114,908,676	117,202,000
Common stock issuances	109,090	61,360	64,107
Common stock repurchases	(352,700)	(4,096,802)	(3,288,795)
Performance and restricted stock units issued as common stock	1,123,037	1,236,060	931,364
Common shares outstanding, end of period	112,988,721	112,109,294	114,908,676

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$1.5	$12.5	$28.4
Common stock issuances	1.0	0.8	0.8
Common stock repurchases	(3.9)	(28.9)	(36.8)
Performance and restricted stock units expense	20.8	17.1	20.1
Paid-in capital, end of period	19.4	1.5	12.5

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(50.6)	(40.0)	(69.3)
Other comprehensive income (loss)	(21.9)	(10.6)	29.3
Accumulated other comprehensive income (loss), end of period	(72.5)	(50.6)	(40.0)

Changes in retained earnings:
Retained earnings, beginning of period	901.3	988.0	1,011.3
Net income	35.3	4.0	26.1
Dividends paid	(57.3)	(62.6)	(43.5)
Common stock repurchases	—	(26.3)	(5.9)
Performance and restricted stock units expense (credit)	—	(1.8)	—
Retained earnings, end of period	879.3	901.3	988.0
Total shareholders' equity	$826.2	$852.2	$960.5
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
OPERATING ACTIVITIES
Net income	$35.3	$4.0	$26.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	90.0	83.2	85.2
Goodwill impairment charge	—	—	17.6
Restructuring costs	19.2	—	28.6
Gain on sale of fixed assets	(12.9)	(15.1)	(5.3)
Deferred income taxes	(1.0)	(14.1)	15.9
Share-based compensation	21.8	16.1	20.9
Equity in income of unconsolidated affiliates	(12.5)	(7.8)	(9.3)
Dividends received from unconsolidated affiliates	7.8	5.5	8.1
Other	(0.1)	(2.7)	(8.0)
Changes in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	(43.7)	(74.9)	120.9
Inventories	12.0	(133.4)	27.1
Income taxes receivable	36.4	7.8	7.8
Other assets	(6.8)	(8.9)	(30.7)
Accounts payable	(39.3)	62.9	(69.0)
Employee compensation liabilities	34.2	(19.3)	(138.7)
Employee benefit obligations	(12.4)	(15.4)	(22.6)
Customer deposits	(24.9)	18.4	2.2
Accrued expenses and other liabilities	(13.7)	(8.9)	(12.0)
Net cash provided by (used in) operating activities	89.4	(102.6)	64.8
INVESTING ACTIVITIES
Capital expenditures	(59.1)	(60.5)	(41.3)
Proceeds from disposal of fixed assets	9.9	17.4	7.4
Proceeds from COLI policies	12.2	7.8	2.2
Acquisitions, net of cash acquired	(105.3)	(32.6)	(3.8)
Other	7.5	2.4	4.9
Net cash used in investing activities	(134.8)	(65.5)	(30.6)
FINANCING ACTIVITIES
Dividends paid	(57.3)	(62.6)	(43.5)
Common stock repurchases	(3.9)	(55.2)	(42.7)
Borrowings on global committed bank facility	565.2	—	250.0
Repayments on global committed bank facility	(565.2)	—	(250.0)
Other	(1.7)	(2.2)	(1.6)
Net cash used in financing activities	(62.9)	(120.0)	(87.8)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(0.5)	2.1
Net decrease in cash, cash equivalents and restricted cash	(109.8)	(288.6)	(51.5)
Cash and cash equivalents and restricted cash, beginning of period (1)	207.0	495.6	547.1
Cash and cash equivalents and restricted cash, end of period (2)	$97.2	$207.0	$495.6
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$(16.6)	$2.5	$24.6
Interest paid, net of amounts capitalized	$26.2	$23.2	$25.4
_______________________________________
(1)These amounts include restricted cash of $6.1, $5.8 and $6.1 as of February 25, 2022, February 26, 2021 and February 28, 2020, respectively.
(2)These amounts include restricted cash of $6.8, $6.1 and $5.8 as of February 24, 2023, February 25, 2022 and February 26, 2021, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims. The restricted cash balance is included as part of Other assets on the Consolidated Balance Sheets.
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF OPERATIONS
Steelcase is a global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 11,900 employees. We operate manufacturing and distribution center facilities in 23 principal locations. We distribute products through various channels, including Steelcase independent and company-owned dealers in approximately 770 locations throughout the world. We operate under the Americas and EMEA reportable segments plus an “Other” category. See Note 20 for additional information related to our reportable segments.
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
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal years ended February 24, 2023, February 25, 2022, and February 26, 2021 contained 52 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a month or specific date reference. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 24, 2023 and February 25, 2022 was $6.8 and $6.1, respectively, and consisted primarily of funds held in escrow for potential future workers’ compensation and product liability claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
When assets are classified as “held for sale,” losses are recorded for the difference between the carrying amount of the property, plant and equipment and the estimated fair value less estimated selling costs. Assets are considered “held for sale” when there is an active program to locate a buyer, and the asset is available for immediate sale in its present condition and is expected to be sold within twelve months.
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset fair values resulting from business acquisitions. We evaluate goodwill for impairment annually in Q4, or earlier if conditions indicate there may be potential for impairment, such as significant adverse changes in business climate or operating results, changes in our strategy, significant declines in our stock price or other triggering events. Goodwill is assigned to and the fair value is tested at the reporting unit level. We compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment charge. We estimate the fair value of our reporting units using the income approach, which calculates the fair value of each reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rates used are based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting units' ability to execute on the projected cash flows. We

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corroborate the results determined using the income approach with a market-based approach that uses observable and comparable company information to support the appropriateness of the fair value estimates. The estimation of the fair value of our reporting units represents a Level 3 measurement.
In 2023, we evaluated goodwill and intangible assets using nine reporting units: the Americas, EMEA, Asia Pacific, Designtex, AMQ, Smith System, Orangebox U.K., Viccarbe and HALCON. In 2022, we evaluated goodwill and intangible assets using nine reporting units: the Americas, Red Thread, EMEA, Asia Pacific, Designtex, AMQ, Smith System, Orangebox U.K. and Viccarbe. See Note 11 for additional information.
Other intangible assets subject to amortization consist primarily of dealer relationships, trademarks, know-how/designs and proprietary technology and are amortized over their estimated useful economic lives using the straight-line method. Other intangible assets not subject to amortization are accounted for and evaluated for potential impairment using an income approach based on the cash flows attributable to the related products. See Note 11 for additional information.
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

Net Reserve for Estimated Domestic Workers' Compensation Claims	Year Ended
	February 24, 2023	February 25, 2022
Assets:
Long-term - Other assets	$2.6	$3.8
Liabilities:
Current - Accrued expenses - other	1.7	1.8
Long-term - Other long-term liabilities	7.3	9.1
	9.0	10.9
Net reserve	$6.4	$7.1
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Reserve for Estimated Product Liability Claims	Year Ended
	February 24, 2023	February 25, 2022
Assets:
Long-term - Other long-term assets	$0.4	$0.6
Liabilities:
Current - Accrued expenses - other	0.3	0.5
Long-term - Other long-term liabilities	1.4	1.9
	1.7	2.4
Net reserve	$1.3	$1.8
The other long-term asset balance represents the portion of claims expected to be paid by a third party insurance provider.
Product Warranties
We offer warranties ranging from three years to lifetime for most products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for product warranties is based on an estimated amount needed to cover product warranty costs, including product recall and retrofit costs, incurred as of the balance sheet date.
In 2023, we transitioned to an actuarial model for our estimated product warranty liability to capture longer-term changes in workplace trends that have impacted our claims experience. The accrued liability is estimated using actual paid claims over at least ten years, which provide a basis for expected future losses using actuarial assumptions. Historically, we used our claims experience for the trailing twelve-months and a calculated lag factor to estimate the accrued liability. The transition to an actuarial model resulted in a decrease of $0.1 to our estimated warranty reserve in 2023, which was recorded to Cost of sales.
These estimates are subject to uncertainty due to a variety of factors, including changes in claim rates and patterns. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 24, 2023	February 25, 2022
Balance as of beginning of period	$24.0	$22.5
Adjustment related to addition of initial quality (1)	4.5	—
Accruals related to product warranties, recalls and retrofits	21.8	5.9
Reductions for settlements	(21.5)	(6.7)
Adjustments related to changes in estimates	(0.1)	2.5
Currency translation adjustments	(0.1)	(0.2)
Balance as of end of period	$28.6	$24.0
________________________
(1)Initial quality claims are related to product damage during delivery or installation. As of February 24, 2023, we included claims for initial quality within our product warranty liability which is included in Other current liabilities on the Consolidated Balance Sheet. As of February 25, 2022, our reserve for initial quality was $4.3 and was separately included in Other current liabilities on the Consolidated Balance Sheet.
Our reserve for estimated settlements expected to be paid beyond one year as of February 24, 2023 and February 25, 2022 was $12.0 and $12.8, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.

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
Environmental Matters
Environmental expenditures related to current operations are expensed as incurred. Expenditures related to an existing condition allegedly caused by past operations, and not associated with current or future revenue generation, are typically recognized upon completion of a feasibility study or our commitment to a formal plan of action. Liabilities are recorded on a discounted basis when site-specific plans indicate the amount and timing of cash payments which are fixed and reliably determinable. We have ongoing monitoring and identification processes to assess how known exposures are progressing against the accrued cost estimates, as well as processes to identify other potential exposures.

Environmental Contingencies	Year Ended
	February 24, 2023	February 25, 2022
Current - Accrued expenses - other	$0.8	$1.1
Long-term - Other long-term liabilities	2.5	2.3
Total environmental contingencies (discounted)	$3.3	$3.4
The environmental liabilities were discounted using a rate of 3.5% and 2.5% as of February 24, 2023 and February 25, 2022, respectively. Our undiscounted liabilities were $3.6 as of February 24, 2023 and February 25, 2022. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to cover the costs of all known environmental assessments and the remediation costs of all known sites.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Sales
Cost of sales includes material, labor, freight and overhead incurred directly related to the procurement, manufacturing and delivery of our products. Included within these categories are such items as employee compensation expense, logistics costs (including shipping and handling costs), facilities expense, depreciation, contract labor costs and warranty expense.
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
Research and Development Expenses
Research and development expenses, which we define as expenses related to the investigative activities we conduct to lead to the development of new products and to improve existing products and procedures, are expensed as incurred and were $44.4 for 2023, $45.4 for 2022 and $48.1 for 2021.
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
We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits associated with net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the net operating loss carryforwards within the carryforward period. In making this determination, we consider all available positive and negative evidence. To the extent that available evidence raises doubt about the realization of a deferred income tax asset, a valuation allowance is established.
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
Leases
We have operating leases for corporate offices, sales offices, showrooms, manufacturing and distribution facilities, vehicles and equipment. We record a right-of-use asset and corresponding lease liability for operating leases with terms greater than one year. Lease terms utilized in determining right-of-use assets and lease liabilities

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include the noncancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods. Our leases do not contain any residual value guarantees or material restrictive covenants. As most of our leases do not provide an implicit discount rate, we use an estimated incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The estimated incremental borrowing rate represents the estimated rate of interest we would have had to pay to borrow (on a collateralized basis) an amount equal to the lease payments for a similar period of time.
We do not separate non-lease components of a contract from the lease components to which they relate for all classes of lease assets except for embedded leases, which were immaterial in 2023. See Note 18 for additional information.
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our foreign exchange forward contracts, long-term investments and contingent earnout liability are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $481.2 and $482.5 as of February 24, 2023 and February 25, 2022, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $405.9 and $516.7 as of February 24, 2023 and February 25, 2022, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements. See Note 7 and Note 13 for additional information.
We may use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.
We evaluate contractual obligations to transfer additional cash to the sellers of companies we acquire as either a compensation arrangement or contingent consideration. We evaluate these obligations based on the terms and duration of continuing employment of the sellers post-acquisition, the linkage to the underlying valuation of the acquired company and the obligations taken in the context of other contracts or agreements. Compensation arrangements are recorded in Operating expenses as services are rendered post-acquisition. Contingent consideration obligations are recorded at fair value as of the acquisition dates. At each subsequent reporting date, changes in the fair value of the liabilities are recorded to Operating expenses until the liabilities are settled. See Note 7 and Note 19 for additional information.
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
Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching revenues with same currency costs and assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or remeasurement of certain foreign denominated transactions, assets and liabilities. We primarily use derivatives for intercompany transactions (including loans) and certain forecasted currency flows from foreign-denominated transactions. The foreign exchange forward contracts primarily relate to the euro, the Mexican peso, the United

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Kingdom ("U.K.") pound sterling, the Canadian dollar, the Australian dollar, the Hong Kong dollar, the Malaysian ringgit and the Chinese renminbi. See Note 7 for additional information.
Assets and liabilities related to foreign exchange forward contracts as of February 24, 2023 and February 25, 2022 are summarized below:

Consolidated Balance Sheets	February 24, 2023	February 25, 2022
Other current assets	$2.3	$1.0
Accrued expenses	(0.3)	(0.3)
Total net fair value of foreign exchange forward contracts (1)	$2.0	$0.7
________________________
(1)The notional amounts of the outstanding foreign exchange forward contracts were $55.1 as of February 24, 2023 and $76.1 as of February 25, 2022.
Net gains recognized from foreign exchange forward contracts in 2023, 2022 and 2021 are summarized below:

Gain Recognized in Consolidated Statements of Income	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Cost of sales	$2.6	$0.6	$0.1
Operating expenses	0.6	0.3	(0.1)
Other income, net	(1.1)	(0.2)	0.8
Total net gain	$2.1	$0.7	$0.8
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Americas
Desking, benching, systems and storage	$1,089.7	$903.3	$912.0
Seating	692.4	583.2	559.4
Other (1)	558.7	418.5	377.1
EMEA
Desking, benching, systems and storage	206.9	214.0	196.4
Seating	208.0	208.4	185.9
Other (1)	195.2	176.1	129.0
Other
Desking, benching, systems and storage	55.6	57.0	49.8
Seating	82.0	75.4	69.1
Other (1)	144.1	136.8	117.5
	$3,232.6	$2,772.7	$2,596.2
_______________________________________
(1)The other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.
In the Americas segment, no industry or vertical market individually represented more than 18%, 18% or 16% of the Americas segment revenue in 2023, 2022 and 2021, respectively.
Reportable geographic information is as follows:

Reportable Geographic Revenue	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
United States	$2,258.7	$1,848.2	$1,739.5
Foreign locations	973.9	924.5	856.7
	$3,232.6	$2,772.7	$2,596.2
In the EMEA segment, approximately 90%, 90% and 86% of revenue was from Western Europe in 2023, 2022 and 2021, respectively. No individual country in the EMEA segment represented more than 6% of our consolidated revenue in 2023.
No single customer represented more than 5% of our consolidated revenue in 2023, 2022 or 2021.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Balances
At times, we receive deposits from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Consolidated Balance Sheets.
Changes in the Customer deposits balance during the year ended February 24, 2023 are as follows:

Customer Deposits
Balance as of February 25, 2022	$53.4
Recognition of revenue related to beginning of year customer deposits	(50.0)
Customer deposits acquired (1)	24.3
Customer deposits received, net of revenue recognized during the period (2)	23.1
Balance as of February 24, 2023	$50.8
_______________________________________
(1)Represents customer deposits acquired from Halcon Furniture LLC ("HALCON") as of the acquisition date. See Note 19 for additional information.
(2)Includes amounts recognized in revenue from the customer deposits acquired from HALCON.
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

Computation of Earnings Per Share	Year Ended February 24, 2023
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$35.3	117.1	117.5
Impact of participating securities	(1.3)	(4.3)	(4.3)
Amounts used in calculating earnings per share, excluding participating securities	$34.0	112.8	113.2

Earnings per share		$0.30	$0.30

Computation of Earnings Per Share	Year Ended February 25, 2022
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$4.0	117.0	117.4
Impact of participating securities	(0.1)	(3.2)	(3.2)
Amounts used in calculating earnings per share, excluding participating securities	$3.9	113.8	114.2

Earnings per share		$0.03	$0.03

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computation of Earnings Per Share	Year Ended February 26, 2021
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$26.1	117.5	117.8
Impact of participating securities	(0.6)	(2.6)	(2.6)
Amounts used in calculating earnings per share, excluding participating securities	$25.5	114.9	115.2

Earnings per share		$0.22	$0.22
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the years ended February 24, 2023, February 25, 2022 and February 26, 2021.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during the years ended February 24, 2023 and February 25, 2022:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative adjustments	Foreign currency translation adjustments	Total
Balance as of February 26, 2021	$0.3	$(6.6)	$(7.6)	$(26.1)	$(40.0)
Other comprehensive income (loss) before reclassifications	—	12.0	—	(23.3)	(11.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.2)	0.9	—	0.7
Net other comprehensive income (loss) during period	—	11.8	0.9	(23.3)	(10.6)
Balance as of February 25, 2022	$0.3	$5.2	$(6.7)	$(49.4)	$(50.6)
Other comprehensive income (loss) before reclassifications	(0.4)	4.9	—	(26.6)	(22.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.8)	1.0	—	0.2
Net other comprehensive income (loss) during period	(0.4)	4.1	1.0	(26.6)	(21.9)
Balance as of February 24, 2023	$(0.1)	$9.3	$(5.7)	$(76.0)	$(72.5)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the years ended February 24, 2023 and February 25, 2022:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 24, 2023	February 25, 2022
Amortization of pension and other post-retirement actuarial losses (gains)	$(1.6)	$(0.2)	Other income, net
Prior service cost (credit)	0.5	(0.1)	Other income, net
Income tax expense	0.3	0.1	Income tax expense (benefit)
	(0.8)	(0.2)

Derivative adjustments	1.3	1.3	Interest expense
Income tax benefit	(0.3)	(0.4)	Income tax expense (benefit)
	1.0	0.9

Total reclassifications	$0.2	$0.7

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
Assets and liabilities measured at fair value within our Consolidated Balance Sheets as of February 24, 2023 and February 25, 2022 are summarized below:

Fair Value of Financial Instruments	February 24, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$90.4	$—	$—	$90.4
Restricted cash	6.8	—	—	6.8
Foreign exchange forward contracts	—	2.3	—	2.3
Auction rate security	—	—	2.1	2.1
	$97.2	$2.3	$2.1	$101.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
Contingent consideration	—	—	(9.5)	(9.5)
	$—	$(0.3)	$(9.5)	$(9.8)

Fair Value of Financial Instruments	February 25, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$200.9	$—	$—	$200.9
Restricted cash	6.1	—	—	6.1
Foreign exchange forward contracts	—	1.0	—	1.0
Auction rate security	—	—	2.6	2.6
	$207.0	$1.0	$2.6	$210.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
Contingent consideration	—	—	(4.9)	(4.9)
	$—	$(0.3)	$(4.9)	$(5.2)
Foreign Exchange Forward Contracts
We occasionally enter into forward contracts to reduce the impact of foreign currency fluctuations on foreign-denominated transactions, assets and liabilities. We primarily use derivatives for intercompany transactions (including loans) and certain forecasted currency flows from foreign-denominated transactions. The fair value of foreign exchange forward contracts is based on a valuation model that calculates the differential between the contract price and the market-based forward rate as of the balance sheet date.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Auction Rate Security
As of February 24, 2023, we held an auction rate security (“ARS”) investment with a total par value of $3.2 and a fair value of $2.1. The difference between par value and fair value is comprised of other-than-temporary impairment losses recorded in previous fiscal years and unrealized losses on our ARS investment of $0.9 and $0.2, respectively. The unrealized losses are due to changes in interest rates and are expected to fluctuate over the contractual term of the investment. Unrealized losses are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
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
A deterioration in market conditions or the use of different assumptions could result in a different valuation of the investment. An increase to the discount rate of 100 basis points would reduce the estimated fair value of our ARS investment by approximately $0.2.
Contingent Consideration
In connection with the acquisition of Viccarbe Habitat, S.L ("Viccarbe") in Q3 2022, up to an additional $13.8 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period ending in 2025. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. As a result, we recorded a related liability of $4.9 (or €4.2). At each reporting date, we remeasure the fair value of this liability using a Monte Carlo simulation based upon revenue and operating income projections over the remaining earnout period, and changes to the fair value of the liability are recorded to Operating expenses. As of February 24, 2023, the fair value of the contingent consideration was $9.5 (or €9.0). The settlement of the contingent consideration could vary from this estimate based upon actual operating performance of the business during the earnout period compared to the underlying assumptions used in the estimation of fair value, including revenue and operating income projections, and changes to discount rates.
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs during the years ended February 24, 2023 and February 25, 2022:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Security - Other Assets	Contingent Consideration - Other Long-Term Liabilities
Balance as of February 26, 2021	$2.6	$—
Contingent consideration recorded on acquisition	—	4.9
Balance as of February 25, 2022	$2.6	$4.9
Unrealized loss on investment	(0.5)	—
Foreign currency gain	—	(0.6)
Change in estimated fair value	—	5.2
Balance as of February 24, 2023	$2.1	$9.5
There were no other-than-temporary impairments or transfers into or out of Level 3 during either 2023 or 2022. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.INVENTORIES

Inventories	February 24, 2023	February 25, 2022
Raw materials and work-in-process	$232.8	$208.2
Finished goods	118.1	146.9
	350.9	355.1
Revaluation to LIFO	31.2	28.9
	$319.7	$326.2
The portion of inventories determined by the LIFO method aggregated to $134.1 and $141.4 as of February 24, 2023 and February 25, 2022, respectively.
9.PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 24, 2023	February 25, 2022
Land		$33.6	$33.3
Machinery and equipment	3 – 15	742.4	780.1
Buildings and improvements	10 – 40	414.1	401.9
Leasehold improvements	3 – 15	83.1	81.2
Capitalized software	3 – 10	80.4	77.1
Furniture and fixtures	5 – 8	64.1	61.1
Construction in progress		47.4	47.1
		1,465.1	1,481.8
Accumulated depreciation		(1,088.6)	(1,089.0)
		$376.5	$392.8
The majority of the net book value of our property, plant and equipment relates to machinery and equipment and buildings and improvements. As of February 24, 2023 and February 25, 2022, the net book value of our machinery and equipment totaled $140.4 and $160.9, respectively, and buildings and improvements totaled $94.6 and $89.2, respectively. Depreciation expense on property, plant and equipment was $67.0, $67.5 and $68.8 for 2023, 2022 and 2021, respectively. The estimated cost to complete construction in progress was $38.0 and $30.4 as of February 24, 2023 and February 25, 2022, respectively.
As of February 24, 2023, assets held for sale totaled $29.0. The amount is related to two corporate aircraft included in the Americas segment and expected to be sold in 2024.

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
The net returns in cash surrender value, normal insurance expenses and any maturity benefits related to our investments in COLI policies ("COLI income") are recorded in Operating expenses in the Consolidated Statements of Income. COLI income is intended to offset the expense associated with long-term benefit plan obligations which are also recorded in Operating expenses in the Consolidated Statements of Income. COLI income totaled $0.8, $6.2 and $12.3 in 2023, 2022 and 2021, respectively.
The balances of our COLI investments as of February 24, 2023 and February 25, 2022 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 24, 2023	Net Cash Surrender Value
				February 24, 2023	February 25, 2022
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$103.0	$108.6
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	65% fixed income; 35% equity	54.3	59.4
				$157.3	$168.0

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during the years ended February 24, 2023 and February 25, 2022, by reportable segment, is as follows:

Goodwill	Americas	EMEA	Other	Total
Balance as of February 26, 2021	$207.4	$—	$10.7	$218.1
Acquisition (1)	—	25.8	—	25.8
Currency translation adjustments	(0.2)	(0.9)	—	(1.1)
Goodwill	208.9	307.5	47.9	564.3
Accumulated impairment losses	(1.7)	(282.6)	(37.2)	(321.5)
Balance as of February 25, 2022	$207.2	$24.9	$10.7	$242.8
Acquisition (1) (2)	36.6	0.2	—	36.8
Goodwill on divestiture (3)	(0.9)	—	—	(0.9)
Currency translation adjustments	(0.5)	(1.4)	—	(1.9)
Reallocation of goodwill (4)	15.2	(15.2)	—	—
Goodwill	259.3	291.1	47.9	598.3
Accumulated impairment losses	(1.7)	(282.6)	(37.2)	(321.5)
Balance as of February 24, 2023	$257.6	$8.5	$10.7	$276.8
________________________
(1)In 2022, we acquired Viccarbe resulting in a goodwill addition in the EMEA segment. The purchase accounting was finalized in 2023. See Note 19 for additional information.
(2)In 2023, we acquired HALCON resulting in a goodwill addition in the Americas segment. See Note 19 for additional information.
(3)In 2023, we sold a consolidated dealer, resulting in a decrease to goodwill in the Americas segment.
(4)In 2023, we reallocated $15.2 of goodwill from the EMEA segment to the Americas segment corresponding to a portion of the goodwill recognized in the acquisition of Viccarbe. The reallocation was triggered by changes in our management structure and allocation of resources to the Viccarbe business post-acquisition. The amount of the reallocation was based on the relative fair value of the Viccarbe business reported within the Americas segment. We performed an impairment test immediately prior to and subsequent to the reallocation of goodwill to assess for impairment and concluded no impairment existed.
We evaluate goodwill for impairment annually in Q4, or earlier if there is a triggering event that indicates there may be a potential for impairment. See Note 2 for additional information. Based on the results of our annual impairment tests, we concluded that no goodwill impairment existed as of February 24, 2023 and February 25, 2022.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 24, 2023 and February 25, 2022, other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 24, 2023				February 25, 2022
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Dealer relationships (1) (2)	10.8	$83.8	$27.6	$56.2	$61.4	$20.0	$41.4
Trademarks (1) (2)	8.9	59.6	30.6	29.0	47.4	24.5	22.9
Know-how/designs (1) (2)	9.0	35.5	11.8	23.7	24.2	8.5	15.7
Proprietary technology	9.9	15.8	14.3	1.5	15.8	13.9	1.9
Other (2) (3) (4)	3.8	14.0	13.3	0.7	23.0	19.5	3.5
		208.7	97.6	111.1	171.8	86.4	85.4
Intangible assets not subject to amortization:
Trademarks and other	n/a	0.1	—	0.1	0.1	—	0.1
		$208.8	$97.6	$111.2	$171.9	$86.4	$85.5
________________________
(1)In 2022, we acquired Viccarbe, resulting in an increase of intangible assets in the EMEA segment. See Note 19 for additional information.
(2)In 2023, we acquired HALCON, resulting in an increase of intangible assets in the Americas segment. See Note 19 for additional information.
(3)In 2023, we sold a consolidated dealer, resulting in a decrease of intangible assets in the Americas segment.
(4)In 2023, we wrote off certain fully amortized assets as they were no longer in use, resulting in a decrease of intangible assets in the Americas and EMEA segment.
In 2023, 2022 and 2021, no intangible asset impairment charges were recorded. We recorded amortization expense on intangible assets subject to amortization of $22.8 in 2023, $14.8 in 2022 and $16.3 in 2021. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Fiscal Year Ending in February	Amount
2024	$17.1
2025	17.4
2026	17.1
2027	16.9
2028	13.7
$82.2
Future events, such as acquisitions, divestitures or impairments, may cause these amounts to vary.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We occasionally enter into joint ventures and other equity investments to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in Unconsolidated Affiliates	February 24, 2023		February 25, 2022
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments
Dealer relationships	$32.2	25%-40%	$29.6	25%-40%
Manufacturing joint venture	9.4	49%	7.3	49%
IDEO	—	0%	6.7	5%
	41.6		43.6
Cost method investments
Dealer relationship	5.8	Less than 10%	5.8	Less than 10%
Other	3.7	Less than 10%	3.7	Less than 10%
	9.5		9.5
Total investments in unconsolidated affiliates	$51.1		$53.1
Our equity in earnings of unconsolidated affiliates is recorded in Other income, net in the Consolidated Statements of Income and is summarized below:

Equity in Earnings of Unconsolidated Affiliates	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Dealer relationships	$9.7	$6.2	$8.0
Manufacturing joint venture	2.7	0.3	0.7
IDEO and other	0.1	1.3	0.6
Total equity in earnings of unconsolidated affiliates	$12.5	$7.8	$9.3
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
IDEO
IDEO LP is an innovation and design firm that uses a human-centered, design-based approach to generate new offerings and build new capabilities for its customers. In Q2 2023, we divested our remaining interest in IDEO.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined accounts of our equity method investments in unconsolidated affiliates:

Consolidated Balance Sheets	February 24, 2023	February 25, 2022
Total current assets	$169.1	$211.7
Total non-current assets	79.0	146.4
Total assets	$248.1	$358.1
Total current liabilities	107.2	162.9
Total long-term liabilities	18.0	29.6
Total liabilities	$125.2	$192.5

Statements of Income	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Revenue	$755.3	$578.6	$695.4
Gross profit	174.8	177.8	204.9
Income before income tax expense	39.0	53.0	37.8
Net income	37.5	47.8	35.6

Supplemental Information	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Dividends received from unconsolidated affiliates	$7.8	$5.5	$8.1
Sales to unconsolidated affiliates	259.5	194.2	201.5
Amount due from unconsolidated affiliates	22.5	12.9	6.4

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate as of February 24, 2023	Fiscal Year Maturity	February 24, 2023	February 25, 2022
U.S. dollar obligations:
Senior notes	5.125%	2029	$445.5	$444.9
Notes payable	5.90%	2024	32.2	34.9
Other committed bank facility	7.06%	2024	3.5	2.4
			481.2	482.2
Foreign currency obligations:
Notes payable			—	0.3
Total short-term borrowings and long-term debt			481.2	482.5
Less: Short-term borrowings and current portion of long-term debt (1)			35.7	5.1
Long-term debt			$445.5	$477.4
____________________
(1)The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 6.0% as of February 24, 2023 and 2.3% as of February 25, 2022.
The annual maturities of short-term borrowings and long-term debt for each of the following five years are as follows:

Fiscal Year Ending in February	Amount
2024	$35.7
2025	—
2026	—
2027	—
2028	—
Thereafter	445.5
$481.2
Senior Notes
In 2019, we issued $450.0 of unsecured unsubordinated senior notes, due in January 2029 (“2029 Notes”). The 2029 Notes rank equally with all of our other unsecured unsubordinated indebtedness, and they contain no financial covenants. The 2029 Notes were issued at 99.213% of par value. The bond discount of $3.5 and direct debt issuance costs of $4.0 were deferred and are being amortized over the life of the 2029 Notes. Although the coupon rate of the 2029 Notes is 5.125%, the effective interest rate is 5.6% after taking into account the impact of the direct debt issuance costs, a deferred loss on an interest rate lock related to the debt issuance and the bond discount. Amortization expense related to the discount and debt issuance costs on the 2029 Notes was $0.7 and $0.8 in 2023 and 2022, respectively.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note Payable
As of February 24, 2023 we have a $32.2 note payable with an original amount of $50.0 at a floating interest rate based on 30-day LIBOR plus 1.20%. As of February 24, 2023, the interest rate was 5.90%. The loan has a term of seven years and requires fixed monthly principal payments of $0.2 on a 20-year amortization schedule with a $31.8 balloon payment due in 2024. The loan is secured by our two corporate aircraft, contains no financial covenants and is not cross-defaulted to our other debt facilities. The loan matures in 2024.
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
During 2023, we borrowed $68.0 under the facility to fund a portion of our acquisition of HALCON, and we also borrowed under the facility to support our global operating requirements. As of February 24, 2023, there were no borrowings outstanding under the facility, our availability to borrow under the facility was not limited, and we were in compliance with all covenants under the facility. As of February 25, 2022, there were no borrowings outstanding under the facility and we were in compliance with all covenants under the facility.
Other Credit Facilities
We have the following other bank and credit facilities as of February 24, 2023:
•a committed bank facility of $8.0 related to a subsidiary. As of February 24, 2023, $3.5 was outstanding under the facility and our availability to borrow under the facility was not limited. As of February 25, 2022, we had a committed bank facility of $12.5 related to a subsidiary. There was availability of $4.0 under the facility based on eligible accounts receivable of the subsidiary, and $2.4 was outstanding under the facility; and
•unsecured uncommitted short-term credit facilities with various financial institutions with up to $3.8 of U.S. dollar obligations and up to $11.4 of foreign currency obligations available for working capital purposes as of February 24, 2023. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 24, 2023 or February 25, 2022.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 24, 2023	February 25, 2022
Defined contribution retirement plans	$17.0	$9.1
Post-retirement medical benefits	27.5	34.1
Defined benefit pension plans	41.1	48.5
Deferred compensation plans and agreements	46.3	56.9
	$131.9	$148.6

Employee benefit plan assets
Long-term asset	$2.3	$3.5
	$2.3	$3.5

Employee benefit plan obligations
Current portion	$31.2	$25.4
Long-term portion	103.0	126.7
	$134.2	$152.1
Defined Contribution Retirement Plans
Substantially all of our U.S. employees are eligible to participate in defined contribution retirement plans, primarily the Steelcase Inc. Retirement Plan (the “Retirement Plan”). Company contributions, including discretionary profit sharing and 401(k) matching contributions, and employee 401(k) contributions fund the Retirement Plan. All contributions are made to a trust which is held for the sole benefit of participants.
Total expense under all defined contribution retirement plans was $26.1 for 2023, $17.1 for 2022 and $19.3 for 2021. We expect to fund approximately $28.4 related to our defined contribution plans in 2024, including funding related to our 2023 discretionary profit sharing contributions.
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

Defined Benefit Pension Plan Obligations	February 24, 2023		February 25, 2022
	Qualified Plans	Non-qualified Supplemental Retirement Plans	Qualified Plans	Non-qualified Supplemental Retirement Plans
	Foreign		Foreign
Plan assets	$22.4	$—	$35.2	$—
Projected benefit plan obligations	30.2	23.7	44.9	28.8
Funded status	$(7.8)	$(23.7)	$(9.7)	$(28.8)
Long-term asset	2.3	—	3.5	—
Current liability	(0.8)	(3.6)	(0.8)	(3.9)
Long-term liability	(9.3)	(20.1)	(12.4)	(24.9)
Total benefit plan obligations	$(7.8)	$(23.7)	$(9.7)	$(28.8)
Accumulated benefit obligation	$27.6	$23.7	$41.4	$28.8

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 24, 2023	February 25, 2022	February 24, 2023	February 25, 2022
Change in plan assets:
Fair value of plan assets, beginning of year	$35.2	$33.2	$—	$—
Actual return on plan assets	(12.1)	3.7	—	—
Employer contributions	8.0	4.7	2.6	4.3
Plan participants’ contributions	—	—	2.1	2.2
Currency changes	(3.5)	(1.7)	—	—
Benefits paid	(5.2)	(4.7)	(4.7)	(6.5)
Fair value of plan assets, end of year	22.4	35.2	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	73.7	85.9	34.1	42.7
Service cost	0.7	1.4	0.1	0.1
Interest cost	1.6	1.3	1.1	1.0
Amendments	0.5	—	—	—
Net actuarial gain (1)	(13.5)	(7.2)	(5.1)	(5.4)
Plan participants’ contributions	—	—	2.1	2.2
Currency changes	(3.9)	(3.0)	(0.1)	—
Benefits paid	(5.2)	(4.7)	(4.7)	(6.5)
Benefit plan obligations, end of year	53.9	73.7	27.5	34.1
Funded status	$(31.5)	$(38.5)	$(27.5)	$(34.1)

Amounts recognized on the Consolidated Balance Sheets:
Long-term asset	2.3	3.5	—	—
Current liability	(4.4)	(4.7)	(2.8)	(3.0)
Long-term liability	(29.4)	(37.3)	(24.7)	(31.1)
Net amount recognized	$(31.5)	$(38.5)	$(27.5)	$(34.1)

Amounts recognized in accumulated other comprehensive income (loss) —pretax:
Actuarial loss (gain)	$8.7	$10.6	$(18.3)	$(15.1)
Prior service cost	0.5	0.9	—	—
Total amounts recognized in accumulated other comprehensive income (loss) —pretax	$9.2	$11.5	$(18.3)	$(15.1)
_________________________
(1) In 2023 and 2022, the net actuarial gain includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as weighted-average discount rates and recent census data.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021	February 24, 2023	February 25, 2022	February 26, 2021
Components of expense:
Service cost	$0.7	$1.4	$1.9	$0.1	$0.1	$0.1
Interest cost	1.6	1.3	1.3	1.1	1.0	1.1
Amortization of net loss (gain)	0.2	1.2	1.1	(1.8)	(1.4)	(2.1)
Amortization of prior year service cost (credit)	0.5	(0.1)	—	—	—	—
Expected return on plan assets	(0.4)	(1.2)	(0.9)	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	2.6	2.6	3.4	(0.6)	(0.3)	(0.9)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (pre-tax):
Net actuarial loss (gain)	(1.0)	(9.7)	1.2	(5.1)	(5.4)	0.5
Prior service cost	0.5	—	0.1	—	—	—
Amortization of gain (loss)	(0.2)	(1.2)	(1.1)	1.8	1.4	2.1
Amortization of prior year service cost (credit)	(0.5)	0.1	—	—	—	—
Total recognized in other comprehensive income (loss)	(1.2)	(10.8)	0.2	(3.3)	(4.0)	2.6
Total recognized in net periodic benefit cost and other comprehensive income (loss) -- pre-tax	$1.4	$(8.2)	$3.6	$(3.9)	$(4.3)	$1.7

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Accumulated Other Comprehensive Income (Loss) Changes	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 26, 2021	$(11.7)	$5.1	$(6.6)
Amortization of prior service cost (credit) included in net periodic pension cost	(0.1)	—	(0.1)
Net prior service (cost) credit during period	(0.1)	—	(0.1)
Net actuarial gain (loss) arising during period	15.1	(3.6)	11.5
Amortization of net actuarial (gain) loss included in net periodic pension cost	(0.2)	0.1	(0.1)
Net actuarial gain (loss) during period	14.9	(3.5)	11.4
Foreign currency translation adjustments	0.5	—	0.5
Current period change	15.3	(3.5)	11.8
Balance as of February 25, 2022	$3.6	$1.6	$5.2
Prior service (cost) credit from plan amendment arising during period	(0.5)	0.1	(0.4)
Amortization of prior service cost (credit) included in net periodic pension cost	0.5	(0.1)	0.4
Net prior service (cost) credit during period	—	—	—
Net actuarial gain (loss) arising during period	6.1	(1.6)	4.5
Amortization of net actuarial (gain) loss included in net periodic pension cost	(1.6)	0.4	(1.2)
Net actuarial gain (loss) during period	4.5	(1.2)	3.3
Foreign currency translation adjustments	1.0	(0.2)	0.8
Current period change	5.5	(1.4)	4.1
Balance as of February 24, 2023	$9.1	$0.2	$9.3

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021	February 24, 2023	February 25, 2022	February 26, 2021
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.80%	2.50%	1.70%	5.47%	3.38%	2.58%
Rate of salary progression	0.60%	2.50%	3.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.50%	1.70%	1.70%	3.38%	2.58%	2.56%
Expected return on plan assets	1.40%	3.70%	3.00%
Rate of salary progression	2.50%	3.50%	3.40%
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
The assumed healthcare cost trend was 7.30% for pre-age 65 retirees as of February 24, 2023, gradually declining to 4.50% after eight years. As of February 25, 2022, the assumed healthcare cost trend was 5.83% for pre-age 65 retirees, gradually declining to 4.50% after nine years. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets
In 2023, we entered into a contract with an insurer to annuitize our U.K. defined benefit pension plan, covering 100% of the membership in the plan. This agreement, or "buy-in", resulted in an exchange of plan assets for an annuity that covers our future projected benefit obligations. The initial value of the asset associated with this contract was equal to the premium paid to the insurer to secure the insurance policy. The value of the asset is adjusted each reporting period for changes in financial assumptions, such as discount rates and inflation indices. The asset represents a Level 3 measurement as there are no observable inputs with the valuation of the contract.
We anticipate the buyout of the plan and transfer of future benefit obligations of plan participants to be completed in 2024. The non-cash settlement charge will be recorded when the buyout is completed and is expected to be approximately $15.
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 24, 2023 and February 25, 2022 are reflected in the following table.

Asset Category	February 24, 2023		February 25, 2022
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Buy-in contract	98%	100%	—%	—%
Debt securities	—	—	78	50
Other (1)	2	—	22	50
Total	100%	100%	100%	100%
________________________
(1)Represents cash and cash equivalents in 2023 and primarily represents money market funds in 2022.

The fair value of the pension plan assets as of February 24, 2023 and February 25, 2022, by asset category are as follows:

Fair Value of Pension Plan Assets	February 24, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.5	$—	$—	$0.5
Buy-in contract	—	—	21.9	21.9
	$0.5	$—	$21.9	$22.4

Fair Value of Pension Plan Assets	February 25, 2022
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.3	$—	$—	$1.3
Fixed income securities - Bond funds	—	33.7	—	33.7
Other investments - Property and property funds	—	0.2	—	0.2
	$1.3	$33.9	$—	$35.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of the pension plan assets measured at estimated fair value using Level 3 inputs during the years ended February 24, 2023 and February 25, 2022:

Roll-forward of Fair Value Using Level 3 Inputs	Pension Plan Assets
Balance as of February 25, 2022	$—
Initial buy-in contract premium	24.2
Other contributions	1.4
Change in estimated fair value	(3.7)
Balance as of February 24, 2023	$21.9
We expect to contribute approximately $5.2 to our pension plans and fund approximately $2.9 related to our post-retirement plans in 2024. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Fiscal Year Ending in February	Pension Plans	Post-retirement Plans
2024	$5.2	$2.9
2025	4.5	2.8
2026	5.3	2.6
2027	4.5	2.5
2028	4.0	2.5
2029 - 2033	17.8	11.0
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
In 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years constituted an adverse selection practice under the Fund and, if not remedied, would result in an assessment of a withdrawal liability. As a result of the Fund's assertion, SC Transport Inc. recorded an $11.2 charge related to its estimated future obligations under a withdrawal from the Fund to be paid out in installments over a period of up to 20 years. The withdrawal liability was discounted using a rate of 3.5%. The balance of the liability as of February 24, 2023 was $9.6.
In 2020, SC Transport Inc. withdrew from the Fund, and the Fund issued a final assessment of our withdrawal liability. We appealed the amount of the assessment by the Fund and are in arbitration proceedings. The amount that may ultimately be required to settle any potential obligation may be lower or higher than our estimated liability, which we will adjust if needed, if and when additional information becomes available.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

last three plans earn a return based on the investment option selected. These deferred compensation obligations are unfunded.
Deferred compensation expense (gain), which represents annual participant earnings on amounts that have been deferred, and expense (gains) related to restoration retirement benefits, were ($2.9) for 2023, $2.0 for 2022 and $7.7 for 2021.
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
Share Repurchases and Conversions
The 2023 and 2022 activity for share repurchases is as follows (share data in millions):

Share Repurchases	Year ended
	February 24, 2023		February 25, 2022
	Total number of shares	Price Paid	Total number of shares	Price Paid
Class A Common Stock	0.4	$3.9	4.1	$55.2
Class B Common Stock	—	$—	—	$—
During 2023 and 2022, 4.5 million and 1.3 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.INCOME TAXES
Provision for Income Taxes
The provision for income taxes on income before income tax expense (benefit) consists of:

Provision for Income Tax Expense (Benefit)	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Current income tax expense (benefit):
Federal	$1.3	$—	$(30.4)
State and local	0.8	1.0	1.9
Foreign	14.9	10.0	12.9
	17.0	11.0	(15.6)
Deferred income tax expense (benefit):
Federal	(2.3)	(14.0)	13.7
State and local	1.4	(1.3)	(1.1)
Foreign	0.2	1.9	2.8
	(0.7)	(13.4)	15.4
Income tax expense (benefit)	$16.3	$(2.4)	$(0.2)
Income taxes were based on the following sources of income (loss) before income tax expense (benefit):

Source of Income (Loss) Before Income Tax Expense (Benefit)	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Domestic	$2.1	$(38.0)	$(10.1)
Foreign	49.5	39.6	36.0
	$51.6	$1.6	$25.9
The total income tax expense (benefit) recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 21.0%, as follows:

Income Tax Provision Reconciliation	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Tax expense at the U.S. federal statutory rate	$10.8	$0.3	$5.4
State and local income taxes, net of federal tax effect	2.0	(0.2)	0.6
Foreign operations, less applicable foreign tax credits (1)	4.0	3.1	5.4
Impact of the CARES Act (2)	—	—	(11.7)
Contingent consideration (3)	0.9	—	—
Valuation allowance provisions and adjustments (4)	1.0	(2.7)	0.4
Goodwill impairment charge (5)	—	—	3.4
COLI income (6)	(0.4)	(1.3)	(2.7)
Impact of change to non-U.S. federal statutory tax rates (7)	(0.1)	(0.3)	0.4
Officer compensation limitation	1.0	1.3	1.9
Research tax credit	(2.9)	(2.4)	(3.0)
Other U.S. domestic tax credits	(0.3)	(0.7)	(0.3)
Stock compensation	0.4	0.3	0.1
Other	(0.1)	0.2	(0.1)
Total income tax expense (benefit) recognized	$16.3	$(2.4)	$(0.2)
________________________

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)The foreign operations, less applicable foreign tax credits, amounts include the rate differential between local statutory rates and the U.S. rate on foreign operations.
(2)In Q1 2021, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which enabled companies to carry back tax losses to years prior to the enactment of the Tax Cuts and Jobs Act when the federal statutory income tax rate was 35%.
(3)In 2023, we recorded an increase in the fair value of the contingent consideration liability related to the acquisition of Viccarbe which is non-deductible for tax purposes.
(4)The valuation allowance provisions and adjustments are based on current year activity, which are further detailed below.
(5)We recorded a goodwill impairment charge related to our Orangebox U.K. reporting unit which is non-deductible for tax purposes.
(6)The increase in the cash surrender value of COLI policies, net of normal insurance expenses, plus maturity benefits are non-taxable.
(7)Changes to the statutory tax rates, primarily in the U.K. and France, resulted in the revaluation of certain deferred tax assets in those jurisdictions.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 24, 2023	February 25, 2022
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$52.5	$51.6
Operating lease obligations	55.0	58.4
Foreign and domestic net operating loss carryforwards	35.8	40.2
Reserves and accruals	18.0	16.1
Tax credit carryforwards	17.9	26.2
Other, net	14.4	14.7
Total deferred income tax assets	193.6	207.2
Valuation allowances	(4.3)	(3.7)
Net deferred income tax assets	189.3	203.5
Deferred income tax liabilities:
Right-of-use operating lease assets	50.9	54.1
Property, plant and equipment	28.9	26.5
Intangible assets	0.2	11.7
Total deferred income tax liabilities	80.0	92.3
Net deferred income taxes	$109.3	$111.2
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—non-current	117.3	121.2
Deferred income tax liabilities—non-current	8.0	10.0
As of February 24, 2023, the valuation allowance of $4.3 related to foreign deferred tax assets. In updating our assessment of the realizability of deferred tax assets, we considered the following factors:
•recent financial performance, including cumulative losses,
•the predictability of future income,
•prudent and feasible tax planning strategies that could be implemented to protect the loss of the deferred tax assets, and
•the effect of reversing taxable temporary differences.
Based on our evaluation of these factors, particularly cumulative losses, we were unable to assert that it is more likely than not that the deferred tax assets in some of our owned dealers and sales offices in France, Australia, Morocco and Hong Kong would be realized as of February 24, 2023. During 2022, we formalized a plan to enable the utilization of certain of our excess U.S. foreign tax credits, which had previously been subject to a valuation allowance. This resulted in the reversal of the related valuation allowance by $3.1.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have the ability to repatriate foreign subsidiary earnings to our U.S. parent without incurring additional U.S. federal income tax. We have recorded deferred income taxes related to withholding and other taxes where appropriate on earnings of subsidiaries not expected to be permanently reinvested. However, we have not recorded deferred taxes on any remaining historical outside basis differences in non-U.S. subsidiaries, as we continue to assert indefinite reinvestment on those basis differences.
Taxes Payable or Receivable
Income taxes currently payable or receivable are reported on the Consolidated Balance Sheets as follows:

Income Taxes	February 24, 2023	February 25, 2022
Other current assets:
Income taxes receivable	$5.3	$41.7
Accrued expenses:
Income taxes payable	$4.8	$7.6
Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Fiscal Year Ending February	Net Operating Loss Carryforwards (Gross)			Net Operating Loss Carryforwards (Tax Effected)				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2024	$—	$—	$—	$—	$—	$—	$—	$—
2025-2043	0.8	45.8	3.0	0.2	2.6	0.7	3.5	17.9
No expiration	—	6.8	128.9	—	0.4	32.6	33.0	—
	$0.8	$52.6	$131.9	0.2	3.0	33.3	36.5	17.9
Valuation allowances				—	—	(3.1)	(3.1)	—
Net benefit				$0.2	$3.0	$30.2	$33.4	$17.9
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $51.3 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryforwards is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include: the U.S. 2022 and 2023, Canada 2020 through 2023, France 2020 through 2023 and Germany 2015 through 2023. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense (benefit), and these amounts were not material in 2023, 2022 or 2021.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Balance as of beginning of period	$2.1	$2.3	$2.0
Gross decreases—tax positions in prior period	—	—	—
Currency translation adjustment	(0.1)	(0.2)	0.3
Balance as of end of period	$2.0	$2.1	$2.3
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of a $2.0 liability for uncertain tax positions as of February 24, 2023. No other material amounts are recorded as a liability for uncertain tax positions, including interest and penalties, on the Consolidated Balance Sheets.
Unrecognized tax benefits of $2.0, if favorably resolved, would be recorded as an income tax benefit. We do not expect the amount of unrecognized tax benefits to significantly change due to expiring statutes or audit activity in the next twelve months.
17.SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of our Board of Directors. As of February 24, 2023, there were 4,173,814 shares of Class A Common Stock authorized for future issuance under the Incentive Compensation Plan.
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
Share-based awards currently outstanding under the Incentive Compensation Plan are as follows:

Total Outstanding Awards	February 24, 2023
Performance units (1)	1,060,231
Restricted stock units	3,293,268
Total outstanding awards	4,353,499
________________________
(1)This amount includes the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain conditions, and therefore may be significantly lower.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Units
Performance units ("PSUs") are earned after the applicable performance period and only to the extent that the performance conditions stated in the applicable award are achieved. After completion of the performance period, the number of PSUs earned will be issued as shares of Class A Common Stock. The aggregate number of shares of Class A Common Stock that ultimately may be issued under PSUs that have been granted where the performance period has not been completed ranged from 0 to 1,060,231 shares as of February 24, 2023. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.
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
In 2023, 2022 and 2021, we issued PSUs to certain employees as follows:
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
As of February 24, 2023, the 2023 PSUs, 2022 PSUs and 2021 PSUs were considered granted as follows:
•In 2023, the performance conditions were established for Tranche 1 of the 2023 PSUs, Tranche 2 of the 2022 PSUs and Tranche 3 of the 2021 PSUs, and accordingly, such tranches were considered granted in 2023.
•In 2022, the performance conditions were established for Tranche 1 of the 2022 PSUs and Tranche 2 of the 2021 PSUs, and accordingly, such tranches were considered granted in 2022.
•In 2021, the performance conditions were established for Tranche 1 of the 2021 PSUs, and accordingly, such tranche was considered granted in 2021.
Based on actual results, the 2021 PSUs were earned at 54% of the target level, as modified, and 285,930 shares of Class A Common Stock were issued to participants under such awards.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $5.2, $4.8 and $2.3 for the PSUs with market conditions granted in 2023, 2022 and 2021, respectively. The Monte Carlo simulation was computed using the following assumptions:

	FY23 Award	FY22 Award		FY21 Award
	Tranche 1	Tranche 2	Tranche 1	Tranche 3	Tranche 2	Tranche 1
Risk-free interest rate (1)	2.6%	2.3%	0.3%	1.6%	0.2%	0.2%
Expected term	3 years	2 years	3 years	1 year	2 years	2 years
Estimated volatility (2)	52.2%	43.8%	53.5%	28.7%	61.3%	58.1%
________________________
(1)Based on the U.S. Government bond benchmark on the grant date.
(2)Represents the historical price volatility of our Company’s Class A Common Stock for the three-year period preceding the grant date.

The Monte Carlo simulation resulted in the following weighted-average grant date fair values per PSU with market conditions:

Grant Date Fair Value per PSU	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Weighted-average grant date fair value per share of PSUs granted under Monte Carlo	$11.13	$14.38	$13.29
The total PSU expense and associated tax benefit recorded in 2023, 2022 and 2021 are as follows:

Performance Units	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Expense	$3.2	$1.6	$7.7
Tax benefit	0.8	0.4	2.0
The 2023 PSU activity is as follows:

Maximum Number of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 25, 2022	1,205,833	$14.21
Granted	1,125,192	11.13
Vested	(1,270,794)	12.40
Nonvested as of February 24, 2023	1,060,231	$13.11
As of February 24, 2023, there was $1.2 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.4 years.
The total fair value of PSUs vested during 2023, 2022 and 2021 was $2.1, $2.5 and $6.4, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the date that the Compensation Committee certified the awards.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units
During 2023, we awarded 1,241,599 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse one to three years after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. Typically, these awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period for awards that are considered retirement-eligible, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible.
The weighted-average grant date fair value per share of RSUs granted in 2023, 2022 and 2021 is as follows:

Grant Date Fair Value per Share	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Weighted-average grant date fair value per share of RSUs granted	$10.63	$13.08	$9.49
The total RSU expense and associated tax benefit recorded in 2023, 2022 and 2021 are as follows:

Restricted Stock Units	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Expense	$17.6	$13.7	$12.4
Tax benefit	4.4	3.5	3.1
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid in the Consolidated Statements of Cash Flows. The 2023 RSU activity is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 25, 2022	3,445,438	$11.86
Granted	1,241,599	10.63
Vested	(1,309,344)	10.05
Forfeited	(84,425)	12.48
Nonvested as of February 24, 2023	3,293,268	$12.11
As of February 24, 2023, there was $13.3 of remaining unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.
The total fair value of RSUs vested was $10.1, $10.1 and $10.7 during 2023, 2022 and 2021, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares of our Class A Common Stock may be issued to members of our Board of Directors as compensation for director’s fees. We granted a total of 109,090, 61,360 and 64,107 unrestricted shares at a weighted average grant date fair value per share of $9.67, $13.81 and $12.21 during 2023, 2022 and 2021, respectively.

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
The components of lease expense are as follows:

	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Operating lease cost	$51.9	$53.2	$51.8
Sublease rental income	(2.2)	(2.0)	(2.4)
	$49.7	$51.2	$49.4
Supplemental cash flow and other information related to leases is as follows:

	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Cash flow information:
Operating cash flows used for operating leases	$53.1	$54.1	$50.4
Leased assets obtained in exchange for new operating lease obligations	$39.1	$33.1	$21.8
As of as of February 24, 2023 and February 25, 2022, the weighted-average remaining lease terms were 5.3 years and 5.9 years, respectively, and the weighted-average discount rates were 4.2% and 3.5%, respectively.
The following table summarizes the future minimum lease payments as of February 24, 2023:

Fiscal year ending in February	Amount (1)
2024	$52.5
2025	51.4
2026	41.2
2027	32.8
2028	24.3
Thereafter	38.3
Total lease payments	240.5
Less interest	25.9
Present value of lease liabilities	$214.6
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.ACQUISITIONS
Viccarbe
In Q3 2022, we acquired Viccarbe, a Spanish designer of contemporary furniture for high-performance collaborative and social spaces. The transaction included the purchase of all the outstanding capital stock of Viccarbe for $34.9 (or €30.0) in an all-cash transaction using cash on-hand. Up to an additional $13.8 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. At each reporting date, the contingent consideration liability is remeasured, and changes to the fair value are recognized in Operating expenses. As of February 24, 2023, the fair value of the contingent consideration was $9.5 (or €9.0). See Note 7 for additional information. An additional amount of $6.4 (or €6.0) is also payable to the sellers based upon the achievement of certain milestones and continued employment over a five-year period, which is being expensed over the service period on a straight-line basis.
Tangible assets and liabilities of Viccarbe were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $11.7 related to identifiable intangible assets, $25.8 related to goodwill and $5.1 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and accounts payable) and property, plant and equipment. Additionally, we recorded a deferred tax liability in the amount of $2.9 associated with the tax basis difference in acquired book assets. The goodwill was recorded in the EMEA segment as of the acquisition date and is not deductible for income tax purposes in Spain. The goodwill resulting from the acquisition is primarily related to the growth potential of Viccarbe and our intention to expand the manufacturing of Viccarbe products in geographic regions outside of EMEA and to offer Viccarbe products through our global distribution network. As such, we reallocated a portion of the goodwill to the Americas segment during 2023 based on the relative fair value of the Viccarbe business reported within the Americas segment as of the date of the acquisition. Intangible assets are principally related to the Viccarbe trade name, dealer relationships and internally developed know-how and designs, which will be amortized over periods ranging from 9 to 13 years from the date of acquisition. As of February 24, 2023, the purchase accounting for the Viccarbe acquisition was complete.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Useful Life (Years)	Fair Value
Trademark	9.0	$4.6
Dealer relationships	13.0	3.8
Know-how and designs	9.0	3.3
		$11.7
The fair values of the purchased intangible assets are being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of February 24, 2023:

Fiscal Year Ending in February	Amount
2024	$1.1
2025	1.1
2026	1.1
2027	1.1
2028	1.1
$5.5

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

HALCON
In Q2 2023, we acquired HALCON, a Minnesota-based designer and manufacturer of precision-tailored wood furniture for the workplace. The transaction included the purchase of all the outstanding membership interests of HALCON for $127.5 less customer deposits of $24.3, plus an adjustment of $1.9 for working capital. The acquisition was funded using a combination of cash on-hand and borrowings under our global committed bank facility. Up to an additional $7.5 was payable to the sellers based upon the achievement of certain revenue and gross margin targets over a six-month period. This amount was determined to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. Based upon the results of the calculation, we did not record a liability for the contingent consideration, and we were not required to make a payment at the settlement date in 2023. An additional amount of $2.0 is also payable to a seller based upon continued employment over a three-year period, which is being expensed over the service period on a straight-line basis.
Tangible assets and liabilities of HALCON were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $51.8 related to identifiable intangible assets, $36.6 related to goodwill and $16.7 related to tangible assets. The tangible assets mainly consisted of property, plant and equipment of $30.6, working capital (primarily inventory of $12.8) and customer deposits of $24.3. The goodwill was recorded in the Americas segment and is deductible for U.S. income tax purposes. The goodwill resulting from the acquisition is primarily related to the growth potential of HALCON expected to be driven by new product development, geographic expansion and the integration of HALCON products into our dealer network. Intangible assets are principally related to dealer relationships, the HALCON trade name and internally developed know-how and designs, which are being amortized over periods ranging from 9 to 10 years from the date of acquisition. We also acquired a backlog of orders which shipped throughout 2023. The purchase price allocation for the acquisition was incomplete as of February 24, 2023. The amounts recognized related to the purchase price allocation will be finalized no later than one year after the acquisition date.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Useful Life (Years)	Fair Value
Dealer relationships	10.0	$21.5
Trademark	9.0	14.0
Know-how and designs	9.0	12.0
Backlog	0.7	4.3
		$51.8

The fair values of the purchased intangible assets are being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of February 24, 2023:

Fiscal Year Ending in February	Amount
2024	$5.0
2025	5.1
2026	5.0
2027	5.0
2028	5.0
$25.1

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    REPORTABLE SEGMENTS
Our reportable segments consist of the Americas segment, the EMEA segment and the Other category. Unallocated corporate expenses are reported as Corporate.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture and architectural products marketed to corporate, government, healthcare, education and retail customers through the Steelcase, AMQ, Coalesse, HALCON, Orangebox, Smith System and Viccarbe brands.
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
We primarily review and evaluate revenue, gross profit and operating income (loss) by segment in both our internal review processes and for our external financial reporting. We also allocate resources primarily based on revenue, gross profit and operating income (loss). Total assets by segment include manufacturing and other assets associated with each segment.
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

Operating Segment Data	Americas	EMEA	Other	Corporate	Consolidated
2023
Revenue	$2,340.8	$610.1	$281.7	$—	$3,232.6
Gross profit	673.1	159.2	87.1	—	919.4
Operating income (loss)	103.8	(3.4)	(6.3)	(28.6)	65.5
Total assets	1,249.0	408.9	211.3	333.6	2,202.8
Capital expenditures	29.2	13.0	5.3	11.6	59.1
Depreciation and amortization	61.8	20.5	5.7	2.0	90.0
2022
Revenue	$1,905.0	$598.5	$269.2	$—	$2,772.7
Gross profit	511.0	165.9	84.6	—	761.5
Operating income (loss)	44.4	3.3	(3.2)	(24.4)	20.1
Total assets	1,110.4	475.2	227.6	447.8	2,261.0
Capital expenditures	26.9	10.4	5.7	17.5	60.5
Depreciation and amortization	52.0	22.2	6.3	2.7	83.2
2021
Revenue	$1,848.5	$511.3	$236.4	$—	$2,596.2
Gross profit	552.8	130.9	79.1	—	762.8
Operating income (loss)	97.0	(32.3)	0.2	(21.9)	43.0
Total assets	1,015.3	414.4	211.3	713.0	2,354.0
Capital expenditures	17.0	10.8	8.7	4.8	41.3
Depreciation and amortization	54.2	22.3	6.1	2.6	85.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting policies of each of the reportable segments are the same as those described in Note 2.
Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Long-lived assets (1):
United States	$358.3	$364.2	$390.3
Foreign locations	216.5	238.4	245.9
	$574.8	$602.6	$636.2
_______________________________________
(1)Long-lived assets include property, plant and equipment and right-of-use operating lease assets.
No country other than the U.S. represented greater than 10% of our long-lived assets in 2023, 2022 or 2021.
21.    RESTRUCTURING ACTIVITIES
In Q4 2023, we implemented a series of restructuring actions, primarily related to the wind down of our customer aviation function in connection with our strategy to reinvent our go-to-market model and create new customer experiences. The restructuring actions included terminations of approximately 23 salaried employees in the Americas segment and Corporate functions. We expect to incur approximately $4.4 of restructuring costs in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. In Q4 2023, we recorded $3.6 of restructuring costs in the Americas segment for actions initiated in the quarter. We expect these actions to be completed in Q1 2024.
In Q3 2023, our Board of Directors approved restructuring actions to reduce operational spending across certain functions in response to a decline in order volume and lower-than-expected return-to-office trends in the Americas segment. The restructuring actions included terminations of approximately 130 salaried employees in the Americas segment and Corporate functions. In 2023, we incurred $10.9 of restructuring costs related to these actions in the Americas segment, consisting of cash severance payments and other separation-related benefits. These restructuring actions are complete.
In Q4 2022, our Board of Directors approved restructuring actions related to the exit of our technology business in connection with our strategy to shift from offering a portfolio of technology products toward partnering with technology companies to create integrated collaborative solutions. The restructuring actions primarily included involuntary terminations of the majority of salaried employees of the business and the termination of supplier and customer contracts related to the business. We incurred $4.7 in restructuring costs in the Americas segment related to these actions, primarily consisting of cash severance payments and payment of other business exit costs. In 2023, we recorded $1.8 related to employee termination costs, $2.4 related to business exit and other related costs and $0.5 related to the impairment of a right-of-use operating lease asset which was utilized by our technology business. These restructuring actions are complete.
In 2021, we implemented a series of restructuring actions in response to continued order declines in the Americas compared to the prior year and economic uncertainty related to the COVID-19 pandemic. The restructuring actions included early retirements and voluntary and involuntary terminations of approximately 300 salaried employees and approximately 210 hourly employees. We incurred $28.6 in restructuring costs in the Americas segment in connection with these actions during 2021, consisting of cash severance payments and other separation-related benefits. These restructuring actions are complete.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the changes in the restructuring reserve balance during the years ended February 24, 2023 and February 25, 2022:

	Workforce reductions	Business exit and related costs	Total
Balance as of February 26, 2021	$0.4	$—	$0.4
Payments	(0.4)	—	(0.4)
Balance as of February 25, 2022	$—	$—	$—
Restructuring costs	16.3	2.4	18.7
Payments	(12.3)	(2.4)	(14.7)
Balance as of February 24, 2023	$4.0	$—	$4.0

22.    UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2023
Revenue	$740.7	$863.3	$826.9	$801.7	$3,232.6
Gross profit	191.6	250.8	237.8	239.2	919.4
Operating income (loss)	(12.6)	28.9	20.5	28.7	65.5
Net income (loss)	(11.4)	19.6	11.4	15.7	35.3
Basic earnings (loss) per share	(0.10)	0.17	0.10	0.13	0.30
Diluted earnings (loss) per share	(0.10)	0.17	0.10	0.13	0.30
2022
Revenue	$556.6	$724.8	$738.2	$753.1	$2,772.7
Gross profit	154.7	206.8	203.6	196.4	761.5
Operating income (loss)	(31.8)	33.9	15.9	2.1	20.1
Net income (loss)	(28.1)	24.7	9.6	(2.2)	4.0
Basic earnings (loss) per share	(0.24)	0.21	0.08	(0.02)	0.03
Diluted earnings (loss) per share	(0.24)	0.21	0.08	(0.02)	0.03
Operating income (loss) and net income (loss) included restructuring costs in all quarters during 2023. See Note 21 for additional information.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.
Item 9A.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of February 24, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 24, 2023, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 9B.Other Information:
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:
Not applicable.

PART III
Item 10.Directors, Executive Officers and Corporate Governance:
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this Item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2023 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors” and “Other Corporate Governance Matters” and is incorporated into this Report by reference.
Item 11.Executive Compensation:
The information required by Item 11 will be contained in our 2023 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2023 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
The following table shows information regarding securities authorized for issuance under equity compensation plans as of February 24, 2023:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,353,499	(1)	n/a	(2)	4,173,814
Equity compensation plans not approved by security holders	—		n/a		—
Total	4,353,499		n/a		4,173,814
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
Item 13.Certain Relationships and Related Transactions, and Director Independence:
The information required by Item 13 will be contained in our 2023 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.
Item 14.Principal Accountant Fees and Services:
The information required by Item 14 will be contained in our 2023 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV
Item 15.Exhibit and Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)
•Management’s Report on Internal Control Over Financial Reporting
•Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Statements of Income for the Years Ended February 24, 2023, February 25, 2022 and February 26, 2021
•Consolidated Statements of Comprehensive Income for the Years Ended February 24, 2023, February 25, 2022 and February 26, 2021
•Consolidated Balance Sheets as of February 24, 2023 and February 25, 2022
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 24, 2023, February 25, 2022 and February 26, 2021
•Consolidated Statements of Cash Flows for the Years Ended February 24, 2023, February 25, 2022 and February 26, 2021
•Notes to the Consolidated Financial Statements
2. Financial Statement Schedules (S-1)
Schedule II—Valuation and Qualifying Accounts
All other schedules required by Form 10-K have been omitted because they are not applicable or the required information is disclosed elsewhere in this Report.
3. Exhibits Required by Securities and Exchange Commission Regulation S-K
Index of Exhibits

Exhibit No.	Description
3.1	Second Restated Articles of Incorporation of the Company, as amended (1)
3.2	Amended By-laws of Steelcase Inc., as amended January 11, 2023 (2)
4.1	Indenture for Senior Debt Securities, dated as of August 7, 2006, between Steelcase Inc. as Issuer and J.P. Morgan Trust Company, National Association as Trustee (3)
4.2	Officers' Certificate of Steelcase Inc. establishing the terms of the 5.125% Senior Notes Due 2029 (4)
4.3	Description of Capital Stock (5)
10.1*
Third Amended and Restated Credit Agreement, dated as of February 27, 2020 and amended December 21, 2021, among Steelcase Inc.; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and Wells Fargo Bank, National Association, as Co-Syndication Agents; HSBC Bank USA, National Association, as Documentation Agent; and certain other lenders (6)

10.2**	Steelcase Inc. Restoration Retirement Plan (7)
10.3**	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.4**	2016-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (9)
10.5**	2017-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (10)
10.6**	Steelcase Inc. Deferred Compensation Plan (11)
10.7**	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.8**	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (13)
10.9**	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (14)
10.10**	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (15)

Exhibit No.	Description
10.11**	Steelcase Inc. Executive Severance Plan (16)
10.12**	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.13**	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.14**	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (19)
10.15**	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (20)
10.16**	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.17**	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.18**	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.19**	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.20**	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (25)
10.21**	Steelcase Inc. Management Incentive Plan, as amended and restated as of April 11, 2023
10.22**	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 14, 2021 (26)
10.23**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2020 and 2021) (27)
10.24**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (3-year) (FY 2021 and 2022) (28)
10.25**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2022) (29)
10.26**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2023) (30)
10.27**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (Not Retirement Forfeitable) (FY 2023) (31)
10.28**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (Retirement Forfeitable) (FY 2023) (32)
10.29**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2024)
10.30**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2024)
10.31**	Summary of Steelcase Benefit Plan for Outside Directors, as updated January 15, 2020 (33)
10.32**	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated August 28, 2020 (34)
10.33**	Retention Award Agreement between Steelcase Inc. and David C. Sylvester, dated April 15, 2021 (35)
10.34**	Voluntary Mutual Separation Agreement between Steelcase Inc. and James N. Ludwig, dated September 28, 2021 (36)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________
*    Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

**    Management contract or compensatory plan or arrangement.
(1)Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 15, 2011 (commission file number 001-13873), and incorporated herein by reference.
(2)Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on January 13, 2023 (commission file number 001-13873), and incorporated herein by reference.
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
(6)Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2022, as filed with the Commission on April 15, 2022 (commission file number 001-13873), and incorporated herein by reference.
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
(27)     Filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended February 22, 2019, as filed with the Commission on April 12, 2019 (commission file number 001-13873), and incorporated herein by reference.
(28)     Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the Commission on May 7, 2020 (commission file number 001-13873), and incorporated herein by reference.
(29)    Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended November 26, 2021, as filed with the Commission on December 20, 2021 (commission file number 001-13873), and incorporated herein by reference.
(30)    Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2022, as filed with the Commission on April 15, 2022 (commission file number 001-13873), and incorporated herein by reference.
(31)    Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2022, as filed with the Commission on April 15, 2022 (commission file number 001-13873), and incorporated herein by reference.
(32)    Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2022, as filed with the Commission on April 15, 2022 (commission file number 001-13873), and incorporated herein by reference.
(33)     Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 2020, as filed with the Commission on April 27, 2020 (commission file number 001-13873), and incorporated herein by reference.
(34)     Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended August 28, 2020, as filed with the Commission on September 25, 2020 (commission file number 001-13873), and incorporated herein by reference.
(35)    Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the Commission on April 19, 2021 (commission file number 001-13873), and incorporated herein by reference.
(36)    Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended May 27, 2022, as filed with the Commission on June 24, 2022 (commission File 001-13873), and incorporated herein by reference.
(b) Exhibits

See Item 15(a)(3) above.
(c) Financial Statement Schedules
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.
Item 16.Form 10-K Summary:
None.
SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Balance as of beginning of period	$8.0	$8.7	$9.4
Additions:
Charged to costs and expenses	3.0	2.8	6.2
Deductions (1)	(4.3)	(3.3)	(7.3)
Other adjustments (2)	(0.2)	(0.2)	0.4
Balance as of end of period	$6.5	$8.0	$8.7

________________________
(1)Primarily represents changes in our estimated provision for bad debts and excess of accounts written off over recoveries.
(2)Primarily represents currency translation adjustments.

Reserve for Excess and Obsolete Inventory	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Balance as of beginning of period	$35.7	$33.8	$26.1
Additions:
Charged to costs and expenses	12.4	6.9	9.7
Deductions (1)	(7.7)	(4.6)	(2.6)
Other adjustments (2)	0.8	(0.4)	0.6
Balance as of end of period	$41.2	$35.7	$33.8

________________________
(1)Inventory loss charged against inventory reserves.
(2)Includes an increase of $1.3 recognized to record inventory at fair value in our acquisition of Halcon in 2023 and currency translation adjustments.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 24, 2023	February 25, 2022	February 26, 2021
Balance as of beginning of period	$3.7	$6.6	$5.7
Additions:
Charged to costs and expenses	1.0	(2.7)	0.4
Deductions and expirations	—	—	—
Other adjustments (1)	(0.4)	(0.2)	0.5
Balance as of end of period	$4.3	$3.7	$6.6
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
Date: April 14, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SARA E. ARMBRUSTER	President and Chief Executive Officer, Director (Principal Executive Officer)	April 14, 2023
Sara E. Armbruster

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 14, 2023
David C. Sylvester

/s/ NICOLE C. MCGRATH	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)	April 14, 2023
Nicole C. McGrath

/s/ TIMOTHY C. E. BROWN	Director	April 14, 2023
Timothy C. E. Brown

/s/ CONNIE K. DUCKWORTH	Director	April 14, 2023
Connie K. Duckworth

/s/ SANJAY GUPTA	Director	April 14, 2023
Sanjay Gupta

/s/ TODD P. KELSEY	Director	April 14, 2023
Todd P. Kelsey

/s/ JENNIFER C. NIEMANN	Director	April 14, 2023
Jennifer C. Niemann

/s/ ROBERT C. PEW III	Chair of the Board of Directors, Director	April 14, 2023
Robert C. Pew III

/s/ CATHY D. ROSS	Director	April 14, 2023
Cathy D. Ross

/s/ CATHERINE C. B. SCHMELTER	Director	April 14, 2023
Catherine C. B. Schmelter

/s/ PETER M. WEGE II	Director	April 14, 2023
Peter M. Wege II

/s/ LINDA K. WILLIAMS	Director	April 14, 2023
Linda K. Williams

/s/ KATE PEW WOLTERS	Director	April 14, 2023
Kate Pew Wolters
S-1