Form 10-Q
period 2023-05-26
STEELCASE INC
filed 2023-06-23
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 26, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 20, 2023, Steelcase Inc. had 93,588,645 shares of Class A Common Stock and 20,414,413 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED May 26, 2023 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 26, 2023	May 27, 2022
Revenue	$751.9	$740.7
Cost of sales	515.9	548.2
Restructuring costs	1.4	0.9
Gross profit	234.6	191.6
Operating expenses	220.6	200.9
Restructuring costs	6.7	3.3
Operating income (loss)	7.3	(12.6)
Interest expense	(6.6)	(6.4)
Investment income	0.5	0.1
Other income, net	1.7	3.1
Income (loss) before income tax expense (benefit)	2.9	(15.8)
Income tax expense (benefit)	1.4	(4.4)
Net income (loss)	$1.5	$(11.4)
Earnings (loss) per share:
Basic	$0.01	$(0.10)
Diluted	$0.01	$(0.10)
Dividends declared and paid per common share	$0.100	$0.145

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended
	May 26, 2023	May 27, 2022
Net income (loss)	$1.5	$(11.4)
Other comprehensive income (loss), net:
Unrealized loss on investment	—	(0.3)
Pension and other post-retirement liability adjustments	(0.6)	0.2
Derivative amortization	0.2	0.3
Foreign currency translation adjustments	3.2	(18.6)
Total other comprehensive income (loss), net	2.8	(18.4)
Comprehensive income (loss)	$4.3	$(29.8)

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 26, 2023	February 24, 2023
ASSETS
Current assets:
Cash and cash equivalents	$40.2	$90.4
Accounts receivable, net of allowance of $6.8 and $6.5	363.3	373.3
Inventories	307.3	319.7
Prepaid expenses	34.5	28.9
Assets held for sale	29.0	29.0
Other current assets	41.6	42.7
Total current assets	815.9	884.0
Property, plant and equipment, net of accumulated depreciation of $1,100.7 and $1,088.6	373.1	376.5
Company-owned life insurance ("COLI")	159.7	157.3
Deferred income taxes	117.6	117.3
Goodwill	277.0	276.8
Other intangible assets, net of accumulated amortization of $102.0 and $97.6	107.5	111.2
Investments in unconsolidated affiliates	51.4	51.1
Right-of-use operating lease assets	193.5	198.3
Other assets	29.8	30.3
Total assets	$2,125.5	$2,202.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$215.3	$203.5
Short-term borrowings and current portion of long-term debt	0.8	35.7
Current operating lease obligations	46.0	44.7
Accrued expenses:
Employee compensation	79.3	120.0
Employee benefit plan obligations	20.5	31.2
Accrued promotions	25.8	26.7
Customer deposits	51.1	50.8
Other	94.8	90.7
Total current liabilities	533.6	603.3
Long-term liabilities:
Long-term debt less current maturities	445.7	445.5
Employee benefit plan obligations	95.4	103.0
Long-term operating lease obligations	163.5	169.9
Other long-term liabilities	58.2	54.9
Total long-term liabilities	762.8	773.3
Total liabilities	1,296.4	1,376.6
Shareholders’ equity:
Additional paid-in capital	30.1	19.4
Accumulated other comprehensive income (loss)	(69.7)	(72.5)
Retained earnings	868.7	879.3
Total shareholders’ equity	829.1	826.2
Total liabilities and shareholders’ equity	$2,125.5	$2,202.8
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended
	May 26, 2023	May 27, 2022
Changes in common shares outstanding:
Common shares outstanding, beginning of period	112,988,721	112,109,294
Common stock issuances	37,250	21,172
Common stock repurchases	(429,624)	(279,103)
Performance and restricted stock units issued as common stock	1,357,239	889,128
Common shares outstanding, end of period	113,953,586	112,740,491

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$19.4	$1.5
Common stock issuances	0.3	0.2
Common stock repurchases	(3.3)	(3.4)
Performance and restricted stock units expense	13.7	12.0
Additional paid-in capital, end of period	30.1	10.3

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(72.5)	(50.6)
Other comprehensive income (loss)	2.8	(18.4)
Accumulated other comprehensive income (loss), end of period	(69.7)	(69.0)

Changes in retained earnings:
Retained earnings, beginning of period	879.3	901.3
Net income (loss)	1.5	(11.4)
Dividends paid	(12.1)	(17.1)
Retained earnings, end of period	868.7	872.8
Total shareholders' equity	$829.1	$814.1
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 26, 2023	May 27, 2022
OPERATING ACTIVITIES
Net income (loss)	$1.5	$(11.4)
Depreciation and amortization	20.4	20.2
Share-based compensation	14.0	12.2
Restructuring costs	8.1	4.2
Other	(1.3)	(4.2)
Changes in operating assets and liabilities:
Accounts receivable	11.3	(14.5)
Inventories	12.1	(50.6)
Income taxes receivable	(2.4)	25.3
Other assets	(0.8)	(13.2)
Accounts payable	11.3	16.7
Employee compensation liabilities	(49.1)	(18.5)
Employee benefit obligations	(19.3)	(17.2)
Accrued expenses and other liabilities	5.5	(4.1)
Net cash provided by (used in) operating activities	11.3	(55.1)
INVESTING ACTIVITIES
Capital expenditures	(11.7)	(13.6)
Other	0.5	6.3
Net cash used in investing activities	(11.2)	(7.3)
FINANCING ACTIVITIES
Dividends paid	(12.1)	(17.1)
Borrowings on global committed bank facility	67.2	—
Repayments on global committed bank facility	(67.2)	—
Repayments on note payable	(32.2)	—
Other	(6.0)	(3.6)
Net cash used in financing activities	(50.3)	(20.7)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.3)
Net decrease in cash, cash equivalents and restricted cash	(50.6)	(84.4)
Cash and cash equivalents and restricted cash, beginning of period (1)	97.2	207.0
Cash and cash equivalents and restricted cash, end of period (2)	$46.6	$122.6
_______________________________________
(1)These amounts include restricted cash of $6.8 and $6.1 as of February 24, 2023 and February 25, 2022, respectively.
(2)These amounts include restricted cash of $6.4 and $5.9 as of May 26, 2023 and May 27, 2022, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims. The restricted cash balance is included as part of Other assets on the Condensed Consolidated Balance Sheets.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 24, 2023 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
Adoption of New Accounting Standards
Effective Q1 2024, we adopted ASU No. 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50), which is intended to enhance transparency of supplier finance programs by requiring disclosure of key terms, amounts outstanding (including a rollforward of outstanding amounts) and a description of where such amounts are presented in the consolidated financial statements.
We participate in a supplier finance program in Spain offered by a third-party financial institution. The program allows participating suppliers the ability to finance our payment obligations prior to their scheduled due dates at a discounted price set by the financial institution. We have extended payment terms with suppliers that have voluntarily chosen to participate in the program. As of May 26, 2023, the outstanding amount of program obligations, reported in Accounts payable on the Condensed Consolidated Balance Sheets, was $0.8. The amount settled through the program during Q1 2024 was $2.2.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended
	May 26, 2023	May 27, 2022
Americas
Desking, benching, systems and storage	$250.2	$260.3
Seating	152.8	156.2
Other (1)	169.8	127.3
International
Desking, benching, systems and storage	61.6	67.4
Seating	62.0	70.7
Other (1)	55.5	58.8
	$751.9	$740.7
_______________________________________
(1)The other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended
	May 26, 2023	May 27, 2022
United States	$532.7	$501.8
Foreign locations	219.2	238.9
	$751.9	$740.7
Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance for the three months ended May 26, 2023 are as follows:

Customer Deposits
Balance as of February 24, 2023	$50.8
Recognition of revenue related to beginning of year customer deposits	(31.4)
Customer deposits received, net of revenue recognized during the period	31.7
Balance as of May 26, 2023	$51.1

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

Computation of Earnings (Loss) Per Share	Three Months Ended May 26, 2023			Three Months Ended May 27, 2022
	Net Income (Loss)	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income (Loss)	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings (loss) per share	$1.5	117.9	118.4	$(11.4)	116.7	116.7
Impact of participating securities	(0.1)	(4.1)	(4.1)	0.4	(4.0)	(4.0)
Amounts used in calculating earnings (loss) per share, excluding participating securities	$1.4	113.8	114.3	$(11.0)	112.7	112.7

Earnings (loss) per share		$0.01	$0.01		$(0.10)	$(0.10)
There were no anti-dilutive performance units excluded from the computation of diluted earnings (loss) per share for the three months ended May 26, 2023. There were 0.4 million anti-dilutive performance units excluded from the computation of diluted earnings (loss) per share for the three months ended May 27, 2022.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 26, 2023:

	Unrealized gain (loss) on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 24, 2023	$(0.1)	$9.3	$(5.7)	$(76.0)	$(72.5)
Other comprehensive income (loss) before reclassifications	—	(0.1)	—	3.2	3.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.5)	0.2	—	(0.3)
Net other comprehensive income (loss) during the period	—	(0.6)	0.2	3.2	2.8
Balance as of May 26, 2023	$(0.1)	$8.7	$(5.5)	$(72.8)	$(69.7)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 26, 2023 and May 27, 2022:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Operations
	Three Months Ended
	May 26, 2023	May 27, 2022
Amortization of pension and other post-retirement actuarial gains	$(0.6)	$(0.4)	Other income, net
Income tax expense	0.1	0.1	Income tax expense (benefit)
	(0.5)	(0.3)

Derivative amortization	0.3	0.4	Interest expense
Income tax benefit	(0.1)	(0.1)	Income tax expense (benefit)
	0.2	0.3

Total reclassifications	$(0.3)	$—

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.FAIR VALUE
The carrying amounts for many of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable, short-term borrowings and certain other liabilities, approximate their fair value due to their relatively short maturities. Our foreign exchange forward contracts, long-term investments and contingent consideration are measured at fair value on the Condensed Consolidated Balance Sheets.
Our total debt is carried at cost and was $446.5 and $481.2 as of May 26, 2023 and February 24, 2023, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $379.9 and $405.9 as of May 26, 2023 and February 24, 2023, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We may use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.
In connection with the acquisition of Viccarbe Habitat, S.L in Q3 2022, up to an additional $13.9 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period ending in 2025. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. At each subsequent reporting date, changes in the fair value of the liability are recorded to Operating expenses until the liability is settled.
Assets and liabilities measured at fair value within our Condensed Consolidated Balance Sheets as of May 26, 2023 and February 24, 2023 are summarized below:

	May 26, 2023
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$40.2	$—	$—	$40.2
Restricted cash	6.4	—	—	6.4
Foreign exchange forward contracts	—	1.8	—	1.8
Auction rate security	—	—	2.1	2.1
	$46.6	$1.8	$2.1	$50.5
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
Contingent consideration	—	—	(9.7)	(9.7)
	$—	$(0.3)	$(9.7)	$(10.0)

	February 24, 2023
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$90.4	$—	$—	$90.4
Restricted cash	6.8	—	—	6.8
Foreign exchange forward contracts	—	2.3	—	2.3
Auction rate security	—	—	2.1	2.1
	$97.2	$2.3	$2.1	$101.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
Contingent consideration	—	—	(9.5)	(9.5)
	$—	$(0.3)	$(9.5)	$(9.8)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs during the three months ended May 26, 2023:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Security - Other Assets	Contingent Consideration - Other Long-Term Liabilities
Balance as of February 24, 2023	$2.1	$9.5
Unrealized gain (loss) on investment	—	—
Foreign currency (gain) loss	—	0.2
Change in estimated fair value	—	—
Balance as of May 26, 2023	$2.1	$9.7
7.INVENTORIES

Inventories	May 26, 2023	February 24, 2023
Raw materials and work-in-process	$221.0	$232.8
Finished goods	116.8	118.1
	337.8	350.9
Revaluation to LIFO	30.5	31.2
	$307.3	$319.7

The portion of inventories determined by the LIFO method aggregated to $140.8 and $134.1 as of May 26, 2023 and February 24, 2023, respectively.
8.SHORT-TERM BORROWINGS
We have a $250.0 global committed bank facility, which expires in 2025. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $125.0 by obtaining at least one commitment from one or more lenders. On April 27, 2023, the credit facility was amended. As amended, interest on borrowings under the facility is based on the rate selected by us from the following options (with all capitalized terms having the meanings provided in the credit agreement, as amended):
•the Applicable Floating Rate Margin in effect plus the greatest of (i) the Prime Rate, (ii) the Federal Funds Effective Rate plus 0.5%, (iii) the Term SOFR Reference Rate for a one-month interest period plus 1.10% or (iv) 0.75%;
•the Applicable Term Benchmark/RFR Margin in effect plus (i) for borrowings in U.S. dollars, the Term SOFR Reference Rate plus 0.10%, or (ii) for borrowings in euros, the Adjusted EURIBOR Rate; or
•the Applicable Term Benchmark/RFR Margin in effect plus the Daily Simple SOFR Rate plus 0.10%.
In Q1 2024, we borrowed and repaid $67.2 under the facility to fund our operations and the balloon payment of $31.8 for a note payable that matured during the quarter. As of May 26, 2023, there were no borrowings outstanding under the facility.

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
As of May 26, 2023, the following PSUs have been issued and remained outstanding:
•767,600 PSUs to be earned over the period of 2024 through 2026 (the "2024 PSUs"),
•428,700 PSUs to be earned over the period of 2023 through 2025 (the "2023 PSUs") and
•448,300 PSUs to be earned over the period of 2022 through 2024 (the "2022 PSUs").
Once granted, the PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the remaining performance period. For participants who are or become retirement-eligible during the performance period, the PSUs are expensed over the period ending on the date the participant becomes retirement-eligible. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Inventive Compensation Plan.
As of May 26, 2023, the 2024 PSUs, 2023 PSUs and 2022 PSUs were considered granted as follows:
•In Q1 2024, the performance conditions were established for Tranche 1 of the 2024 PSUs, Tranche 2 of the 2023 PSUs and Tranche 3 of the 2022 PSUs, and accordingly, such tranches were considered granted in Q1 2024.
•In Q1 2023, the performance conditions were established for Tranche 1 of the 2023 PSUs and Tranche 2 of the 2022 PSUs, and accordingly, such tranches were considered granted in Q1 2023.
•In Q1 2022, the performance conditions were established for Tranche 1 of the 2022 PSUs, and accordingly, such tranche was considered granted in Q1 2022.
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $4.5, $3.5 and $2.3 for the PSUs with market conditions granted in 2024, 2023 and 2022, respectively, that remained outstanding as of May 26, 2023. The Monte Carlo simulation was computed using the following assumptions:

	2024 PSUs	2023 PSUs		2022 PSUs
	Tranche 1	Tranche 2	Tranche 1	Tranche 3	Tranche 2	Tranche 1
Risk-free interest rate (1)	3.7%	4.0%	2.6%	4.7%	2.3%	0.3%
Expected term	3 years	2 years	3 years	1 year	2 years	3 years
Estimated volatility (2)	44.1%	37.8%	52.2%	45.5%	43.8%	53.5%
_______________________________________
(1)Based on the U.S. Government bond benchmark on the grant date.
(2)Represents the historical price volatility of our Class A Common Stock for the period prior to the grant date which is equivalent to the expected term of the tranche.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total PSU expense and associated tax benefit recorded during the three months ended May 26, 2023 and May 27, 2022 are as follows:

	Three Months Ended
Performance Units	May 26, 2023	May 27, 2022
Expense	$5.4	$4.1
Tax benefit	1.4	1.0
The PSU activity for the three months ended May 26, 2023 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2023	1,060,231	$13.11
Granted	1,315,664	8.30
Nonvested as of May 26, 2023	2,375,895	$10.44
As of May 26, 2023, there was $3.6 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.1 years.
Restricted Stock Units
During the three months ended May 26, 2023, we awarded 1,545,505 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse up to three years after the date of grant, at which time the RSUs are issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible. Typically, these awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.
The total RSU expense and associated tax benefit for the three months ended May 26, 2023 and May 27, 2022 are as follows:

	Three Months Ended
Restricted Stock Units	May 26, 2023	May 27, 2022
Expense	$8.3	$7.9
Tax benefit	2.1	2.0
The RSU activity for the three months ended May 26, 2023 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2023	3,293,268	$12.11
Granted	1,545,505	7.89
Vested	(12,477)	11.78
Forfeited	(24,802)	10.98
Nonvested as of May 26, 2023	4,801,494	$10.76
As of May 26, 2023, there was $16.9 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.

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
The components of lease expense during the three months ended May 26, 2023 and May 27, 2022 are as follows:

	Three Months Ended
	May 26, 2023	May 27, 2022
Operating lease cost	$13.6	$12.1
Sublease rental income	(0.5)	(0.6)
	$13.1	$11.5
Supplemental cash flow and other information related to leases during the three months ended May 26, 2023 and May 27, 2022 is as follows:

	Three Months Ended
	May 26, 2023	May 27, 2022
Cash flow information:
Operating cash flows used for operating leases	$14.1	$13.5
Leased assets obtained in exchange for new operating lease obligations	$5.0	$3.2
As of May 26, 2023 and May 27, 2022, the weighted-average remaining lease terms were 5.1 years and 5.8 years, respectively, and the weighted-average discount rates were 4.3% and 3.6%, respectively.
The following table summarizes the future minimum lease payments as of May 26, 2023:

Fiscal year ending in February	Amount (1)
2024	$40.0
2025	53.3
2026	42.6
2027	34.0
2028	25.2
Thereafter	39.2
Total lease payments	$234.3
Less: Interest	24.8
Present value of lease liabilities	$209.5
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
Tangible assets and liabilities of HALCON were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $51.8 related to identifiable intangible assets, $36.6 related to goodwill and $16.7 related to tangible assets. The tangible assets mainly consisted of property, plant and equipment of $30.6, working capital (primarily inventory of $12.8) and customer deposits of $24.3. The goodwill was recorded in the Americas segment and is deductible for U.S. income tax purposes. The goodwill resulting from the acquisition is primarily related to the growth potential of HALCON expected to be driven by new product development, geographic expansion and the integration of HALCON products into our dealer network. Intangible assets are principally related to dealer relationships, the HALCON trade name and internally developed know-how and designs, which are being amortized over periods ranging from 9 to 10 years from the date of acquisition. We also acquired a backlog of orders which shipped throughout 2023. As of May 26, 2023, the purchase accounting for the HALCON acquisition was complete.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Useful Life (Years)	Fair Value
Dealer relationships	10.0	$21.5
Trademark	9.0	14.0
Know-how and designs	9.0	12.0
Backlog	0.7	4.3
		$51.8

The fair values of the purchased intangible assets are being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of May 26, 2023:

Fiscal Year Ending in February	Amount
2024	$3.8
2025	5.1
2026	5.0
2027	5.0
2028	5.0
$23.9

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     REPORTABLE SEGMENTS
As of the end of Q1 2024, we realigned our reportable segments for financial reporting purposes as a result of changes in how we monitor business performance and allocate resources to support our top strategic priorities. During the quarter, we simplified our internal reporting to summarize the results of all brands by geography including utilization of previously unallocated Corporate expenses. This change is parallel to the organizational structure that is used by our Chief Executive Officer in the capacity as chief operating decision maker ("CODM") for making operating and investment decisions and assessing business performance.
The operating segments regularly reviewed by the CODM are (1) the Americas, (2) Europe, the Middle East and Africa ("EMEA") and (3) Asia Pacific. Asia Pacific serves customers in Australia, China, India, Japan, Korea and other countries in Southeast Asia. We primarily review and evaluate revenue, gross profit and operating income (loss) by these segments in our internal review processes and reporting. We also allocate resources among these segments primarily based on revenue, gross profit and operating income (loss). Total assets by segment include manufacturing and other assets associated with each segment.
For purposes of segment reporting externally, we have aggregated the EMEA and Asia Pacific operating segments as an International segment based upon their similarity in certain quantitative and qualitative characteristics as defined in the Accounting Standards Codification ("ASC") 280, Segment Reporting. We evaluated the economic similarity of these operating segments including patterns and trends for revenue, gross profit and operating income (loss) in addition to the similarity in the nature of products and services, types of customers, and production and distribution processes in these regions. We concluded that these operating segments met the criteria for aggregation consistent with the basic principles and objectives of segment reporting described in ASC 280. The change in our reportable segments did not result in a change to our reporting units for purposes of goodwill impairment testing.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, healthcare, education and retail customers primarily through the Steelcase, AMQ, Coalesse, Designtex, HALCON, Orangebox, Smith System and Viccarbe brands.
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.
As required by ASC 280, all presented segment data reflects the reclassification of previously reported segment data. Revenue, gross profit and operating income (loss) for the three months ended May 26, 2023 and May 27, 2022 and total assets and goodwill as of May 26, 2023 and February 24, 2023 by segment are presented in the following tables which reflect the realigned segments:

	Three Months Ended
Reportable Segment Statement of Operations Data	May 26, 2023	May 27, 2022
Revenue
Americas	$572.8	$543.8
International	179.1	196.9
	$751.9	$740.7
Gross Profit
Americas	$183.6	$139.1
International	51.0	52.5
	$234.6	$191.6
Operating Income (Loss)
Americas	$19.8	$(10.7)
International	(12.5)	(1.9)
	$7.3	$(12.6)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Balance Sheet Data	May 26, 2023	February 24, 2023
Total assets
Americas	$1,579.9	$1,631.2
International	545.6	571.6
	$2,125.5	$2,202.8

Goodwill
Americas	$268.4	$268.3
International	8.6	8.5
	$277.0	$276.8

13.     RESTRUCTURING ACTIVITIES
In Q4 2023, we implemented a series of restructuring actions, primarily related to the wind down of our customer aviation function in connection with our strategy to reinvent our go-to-market model and create new customer experiences. The restructuring actions included terminations of approximately 23 salaried employees in the Americas segment. We expect to incur approximately $4.4 of restructuring costs in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. In Q1 2024, we recorded $0.7 of restructuring costs in the Americas segment for these actions. We also incurred $3.6 of workforce reductions and other separation-related benefits in the Americas segment for these actions in Q4 2023. We expect these actions to be completed in Q2 2024.
In Q1 2024, we announced a series of restructuring actions in response to continued decline in order volume, persisting inflationary pressures, and decreasing plant utilization. These actions involve the involuntary terminations of approximately 40 to 50 salaried roles in EMEA, the elimination of approximately 240 positions in Asia Pacific, and the involuntary terminations of approximately 30 employees in the Americas in connection with the closing of our regional distribution center in Atlanta, Georgia. We expect to incur restructuring costs of approximately $14 to $17 in the International segment and approximately $2 in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $6.8 in the International segment and $0.6 in the Americas segment for these actions during Q1 2024. We expect these actions to be substantially completed by the end of 2024.
The following table details the changes in the restructuring reserve balance for the three months ended May 26, 2023:

Workforce Reductions
Balance as of February 24, 2023	$4.0
Restructuring costs	8.1
Payments	(4.1)
Balance as of May 26, 2023	$8.0

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 24, 2023. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of operations, balance sheets or statements of cash flows of the company. The non-GAAP financial measures used are (1) organic revenue growth (decline), (2) adjusted operating income (loss) and (3) adjusted earnings (loss) per share. Pursuant to the requirements of Regulation G, we have provided a reconciliation of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure in the tables below. These measures are supplemental to, and should be used in conjunction with, the most comparable GAAP measures. Management uses these non-GAAP financial measures to monitor and evaluate financial results and trends. See Non-GAAP Financial Measures for a description of these measures and why management believes they are also useful to investors.
Financial Summary

Our reportable segments consist of the Americas segment and the International segment. See Note 12 to the condensed consolidated financial statements for additional information.
Results of Operations

	Three Months Ended
Statement of Operations Data	May 26, 2023		May 27, 2022
Revenue	$751.9	100.0%	$740.7	100.0%
Cost of sales	515.9	68.6	548.2	74.0
Restructuring costs	1.4	0.2	0.9	0.1
Gross profit	234.6	31.2	191.6	25.9
Operating expenses	220.6	29.3	200.9	27.1
Restructuring costs	6.7	0.9	3.3	0.5
Operating income (loss)	7.3	1.0	(12.6)	(1.7)
Interest expense	(6.6)	(0.9)	(6.4)	(0.9)
Investment income	0.5	0.1	0.1	—
Other income, net	1.7	0.2	3.1	0.5
Income (loss) before income tax expense (benefit)	2.9	0.4	(15.8)	(2.1)
Income tax expense (benefit)	1.4	0.2	(4.4)	(0.6)
Net income (loss)	$1.5	0.2%	$(11.4)	(1.5)%
Earnings (loss) per share:
Basic	$0.01		$(0.10)
Diluted	$0.01		$(0.10)

Q1 2024 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Q1 2023 revenue	$543.8	$196.9	$740.7
Acquisition	19.7	—	19.7
Divestitures	(2.4)	(2.3)	(4.7)
Currency translation effects	(1.8)	(2.8)	(4.6)
Q1 2023 revenue, adjusted	559.3	191.8	751.1
Q1 2024 revenue	572.8	179.1	751.9
Organic growth (decline) $	$13.5	$(12.7)	$0.8
Organic growth (decline) %	2%	(7)%	—%

Adjusted Operating Income (Loss)	Three Months Ended
	May 26, 2023		May 27, 2022
Operating income (loss)	$7.3	1.0%	$(12.6)	(1.7)%
Amortization of purchased intangible assets	4.3	0.5	3.8	0.5
Restructuring costs	8.1	1.1	4.2	0.6
Adjusted operating income (loss)	$19.7	2.6%	$(4.6)	(0.6)%

Adjusted Earnings (Loss) Per Share	Three Months Ended
	May 26, 2023	May 27, 2022
Earnings (loss) per share	$0.01	$(0.10)
Amortization of purchased intangible assets, per share	0.04	0.03
Income tax effect of amortization of purchased intangible assets, per share	(0.01)	(0.01)
Restructuring costs, per share	0.07	0.04
Income tax effect of restructuring costs, per share	(0.02)	(0.01)
Adjusted earnings (loss) per share	$0.09	$(0.05)
Overview

In Q1 2024, we realigned our reportable segments for financial reporting purposes. Effective as of the end of Q1 2024, Designtex and previously unallocated Corporate expenses are now included in the Americas segment, and the Europe, the Middle East and Africa ("EMEA") and Asia Pacific operating segments are aggregated and reported as the International segment. All prior year results are reclassified so as to be directly comparable to these realigned segments.
Our revenue in Q1 2024 continued to benefit from the pricing actions we implemented over the past two years in response to significant inflationary pressures, but volume declines compared to the prior year substantially offset the pricing benefits in the Americas and more than offset the pricing benefits in International. Orders (adjusted for the impact of an acquisition, divestitures and currency translation effects) declined by 7% in Q1 2024 compared to the prior year but grew 21% sequentially compared to Q4 2023, which is consistent with the seasonal increase in the prior year. Inflationary pressures continued to moderate during the quarter, and improvements in our supply chain reliability contributed to better operational performance and faster order fulfillment patterns in the Americas which, along with higher pricing benefits, resulted in a significant improvement in our gross margin. In response to softening demand trends, we announced a series of restructuring actions in International. We also initiated restructuring actions in the Americas in connection with the closing of our regional distribution center in Atlanta, Georgia.
We recorded net income of $1.5 and earnings per share of $0.01 in Q1 2024 compared to a net loss of $11.4 and loss per share of $0.10 in the prior year. Operating income of $7.3 in Q1 2024 represented an improvement of $19.9 compared to an operating loss of $12.6 in the prior year. The improvement was driven by higher pricing benefits, partially offset by the impacts of lower volume and higher operating expenses. We reported adjusted operating income of $19.7 and adjusted earnings per share of $0.09 in Q1 2024, and we reported an adjusted operating loss of $4.6 and an adjusted loss per share of $0.05 in the prior year.

Revenue of $751.9 in Q1 2024 represented an increase of $11.2 or 2% compared to the prior year, driven by growth in the Americas partially offset by a decline in International. Approximately $80 of the increase was related to higher pricing benefits, partially offset by approximately $65 related to lower volume (net of a $19.7 benefit from an acquisition) and $4.6 of unfavorable currency translation effects. Revenue increased by 5% in the Americas, while International revenue decreased by 9%. Organic revenue growth was flat compared to the prior year, with 2% growth in the Americas but a 7% decline in International.
Cost of sales as a percentage of revenue decreased by 540 basis points in Q1 2024 compared to the prior year. The improvement was driven by approximately $80 of higher pricing benefits, net of inflation, partially offset by the impacts of lower volume and $4.6 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 640 basis points in the Americas and by 220 basis points in International.
Operating expenses increased by $19.7 in Q1 2024, or 220 basis points as a percentage of revenue, compared to the prior year, which included a $4.0 gain from the sale of land. Operating expenses in Q1 2024 included $9.0 of higher variable compensation expense and $6.2 from an acquisition.
We recorded restructuring costs of $8.1 in Q1 2024 and $4.2 in Q1 2023. See Note 13 to the condensed consolidated financial statements for additional information.
Our Q1 2024 effective tax rate was approximately 48%, which included $0.6 of discrete tax expense, compared to a Q1 2023 effective tax rate of 27.8%.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 26, 2023	May 27, 2022
Interest expense	$(6.6)	$(6.4)
Investment income	0.5	0.1
Other income, net:
Equity in income of unconsolidated affiliates	1.9	2.3
Foreign exchange gains (losses)	0.5	1.5
Net periodic pension and post-retirement credit, excluding service cost	(0.1)	—
Miscellaneous income (expense), net	(0.6)	(0.7)
Total other income, net	1.7	3.1
Total interest expense, investment income and other income, net	$(4.4)	$(3.2)

Business Segment Review
See Note 12 to the condensed consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, healthcare, education and retail customers primarily through the Steelcase, AMQ, Coalesse, Designtex, HALCON, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended
Statement of Operations Data — Americas	May 26, 2023		May 27, 2022
Revenue	$572.8	100.0%	$543.8	100.0%
Cost of sales	388.6	67.8	403.8	74.2
Restructuring costs	0.6	0.1	0.9	0.2
Gross profit	183.6	32.1	139.1	25.6
Operating expenses	163.1	28.5	146.5	27.0
Restructuring costs	0.7	0.1	3.3	0.6
Operating income (loss)	$19.8	3.5%	$(10.7)	(2.0)%

Adjusted Operating Income (Loss) — Americas	Three Months Ended
	May 26, 2023		May 27, 2022
Operating income (loss)	$19.8	3.5%	$(10.7)	(2.0)%
Amortization of purchased intangible assets	3.1	0.5	2.6	0.5
Restructuring costs	1.3	0.2	4.2	0.8
Adjusted operating income (loss)	$24.2	4.2%	$(3.9)	(0.7)%
Operating income in the Americas increased by $30.5 in Q1 2024 compared to the prior year, which included a $4.0 gain from the sale of land. The increase was driven by higher pricing benefits, improved operational efficiencies and lower restructuring costs, partially offset by the impacts of lower volume and higher operating expenses. Adjusted operating income of $24.2 in Q1 2024 represented an improvement of $28.1 compared to the prior year.
The Americas revenue represented 76.2% of consolidated revenue in Q1 2024. In Q1 2024, revenue increased by $29.0 or 5% compared to the prior year. Approximately $65 of the increase was related to higher pricing benefits, partially offset by approximately $35 related to lower volume (net of a $19.7 benefit from an acquisition) and approximately $2 of unfavorable currency translation effects. Organic revenue growth in Q1 2024 was $13.5 or 2% compared to the prior year.
Cost of sales as a percentage of revenue improved by 640 basis points in Q1 2024 compared to the prior year. The improvement was driven by approximately $65 of higher pricing benefits, and approximately $5 from operational efficiencies as a result of improvements in our supply chain reliability, partially offset by the impacts of lower volume and $4.5 of higher variable compensation expense.
Operating expenses increased by $16.6 in Q1 2024, or 150 basis points as a percentage of revenue, compared to the prior year, which included a $4.0 gain from the sale of land. Operating expenses in Q1 2024 included $8.5 of higher variable compensation expense and $6.2 from an acquisition.
We recorded restructuring costs of $1.3 in Q1 2024 and $4.2 in Q1 2023. See Note 13 to the condensed consolidated financial statements for additional information.

International
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended
Statement of Operations Data — International	May 26, 2023		May 27, 2022
Revenue	$179.1	100.0%	$196.9	100.0%
Cost of sales	127.3	71.1	144.4	73.3
Restructuring costs	0.8	0.4	—	—
Gross profit	51.0	28.5	52.5	26.7
Operating expenses	57.5	32.1	54.4	27.7
Restructuring costs	6.0	3.4	—	—
Operating loss	$(12.5)	(7.0)%	$(1.9)	(1.0)%

Adjusted Operating Loss — International	Three Months Ended
	May 26, 2023		May 27, 2022
Operating loss	$(12.5)	(7.0)%	$(1.9)	(1.0)%
Amortization of purchased intangible assets	1.2	0.7	1.2	0.6
Restructuring costs	6.8	3.8	—	—
Adjusted operating loss	$(4.5)	(2.5)%	$(0.7)	(0.4)%
The operating loss in International increased by $10.6 in Q1 2024 compared to the prior year. The increase was driven by lower volume, higher operating expenses and $6.8 of restructuring costs, partially offset by higher pricing benefits. The adjusted operating loss of $4.5 in Q1 2024 represented a decline of $3.8 compared to the prior year.
International revenue represented 23.8% of consolidated revenue in Q1 2024. In Q1 2024, revenue decreased by $17.8 or 9% compared to the prior year. Approximately $15 of higher pricing benefits were more than offset by approximately $30 related to lower volume and approximately $3 of unfavorable currency translation effects. Organic revenue decline was $12.7 or 7% compared to the prior year.
Cost of sales as a percentage of revenue improved by 220 basis points in Q1 2024 compared to the prior year. The improvement was driven by approximately $10 of higher pricing benefits, net of inflation, partially offset by the impacts of lower volume and higher logistics and labor costs.
Operating expenses increased by $3.1 in Q1 2024, or 440 basis points as a percentage of revenue, compared to the prior year. The current year included approximately $3 of higher marketing, product development and sales expenses.
Non-GAAP Financial Measures
The non-GAAP financial measures used in this MD&A are: (1) organic revenue growth (decline), (2) adjusted operating income (loss) and (3) adjusted earnings (loss) per share.
Organic Revenue Growth (Decline)
We define organic revenue growth (decline) as revenue growth (decline) excluding the impact of acquisitions and divestitures and foreign currency translation effects. Organic revenue growth (decline) is calculated by adjusting prior year revenue to include revenues of acquired companies prior to the date of the company's acquisition, to exclude revenues of divested companies and to use current year average exchange rates in the calculation of foreign-denominated revenue. We believe organic revenue growth (decline) is a meaningful metric to investors as it provides a more consistent comparison of our revenue to prior periods as well as to industry peers.
Adjusted Operating Income (Loss) and Adjusted Earnings (Loss) Per Share
We define adjusted operating income (loss) as operating income (loss) excluding amortization of purchased intangible assets and restructuring costs. We define adjusted earnings (loss) per share as earnings (loss) per share, on a diluted basis, excluding amortization of purchased intangible assets and restructuring costs, net of related income tax effects.
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
Liquidity and Capital Resources
Cash and cash equivalents are used to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. During normal business conditions, we target a range of $75 to $175 in cash and cash equivalents to fund operating requirements. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility, and from time to time, we may allow our cash and cash equivalents to temporarily fall below our targeted range to fund acquisitions, other growth initiatives and material committed cash requirements.

Liquidity Sources	May 26, 2023	February 24, 2023
Cash and cash equivalents	$40.2	$90.4
Company-owned life insurance	159.7	157.3
Availability under credit facilities	270.4	269.7
Total liquidity sources available	$470.3	$517.4
As of May 26, 2023, we held a total of $40.2 in cash and cash equivalents. Of that total, 10% was located in the U.S., and 90% was located outside of the U.S., primarily in China (including Hong Kong), Mexico, the United Kingdom, India and Malaysia.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.

The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended May 26, 2023 and May 27, 2022:

	Three Months Ended
Cash Flow Data	May 26, 2023	May 27, 2022
Net cash provided by (used in):
Operating activities	$11.3	$(55.1)
Investing activities	(11.2)	(7.3)
Financing activities	(50.3)	(20.7)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.3)
Net decrease in cash, cash equivalents and restricted cash	(50.6)	(84.4)
Cash, cash equivalents and restricted cash, beginning of period	97.2	207.0
Cash, cash equivalents and restricted cash, end of period	$46.6	$122.6
Cash provided by (used in) operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 26, 2023	May 27, 2022
Net income (loss)	$1.5	$(11.4)
Depreciation and amortization	20.4	20.2
Share-based compensation	14.0	12.2
Restructuring costs	8.1	4.2
Changes in accounts receivable, inventories and accounts payable	34.7	(48.4)
Income taxes receivable	(2.4)	25.3
Employee compensation liabilities	(49.1)	(18.5)
Employee benefit obligations	(19.3)	(17.2)
Changes in other operating assets and liabilities	3.4	(21.5)
Net cash provided by (used in) operating activities	$11.3	$(55.1)
Annual payments related to accrued variable compensation and retirement plan contributions totaled $77.3 in Q1 2024 compared to $32.4 in the prior year. In Q1 2024, we generated cash from working capital primarily due to decreased levels of inventory related to supply chain improvements and improvements in the number of days sales outstanding related to accounts receivable. In Q1 2023, cash was used to meet working capital requirements primarily due to increased levels of inventory on-hand which were purchased to mitigate the impacts of supply chain disruptions. In Q1 2023, we received $29.7 related to the carryback of our fiscal year 2021 tax loss in the U.S.
Cash used in investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 26, 2023	May 27, 2022
Capital expenditures	$(11.7)	$(13.6)
Other	0.5	6.3
Net cash used in investing activities	$(11.2)	$(7.3)
Capital expenditures in Q1 2024 were primarily related to investments in manufacturing operations, product development, customer-facing showrooms, facilities and information technology. Other investing activities in the prior year included $5.6 of proceeds from the sale of land.

Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 26, 2023	May 27, 2022
Dividends paid	$(12.1)	$(17.1)
Borrowings on global committed bank facility	67.2	—
Repayments on global committed bank facility	(67.2)	—
Repayments on note payable	(32.2)	—
Other	(6.0)	(3.6)
Net cash used in financing activities	$(50.3)	$(20.7)
We paid dividends of $0.10 per common share in Q1 2024 and $0.145 per common share in Q1 2023.
In Q1 2024, we borrowed and repaid $67.2 under our global committed bank facility to fund our operations and a balloon payment of $31.8 for a note payable that matured during the quarter. See Note 8 to the condensed consolidated financial statements for additional information.
Other financing activities include share repurchases. In Q1 2024, we repurchased 429,624 shares of Class A common stock for $3.3, and in Q1 2023, we repurchased 279,103 shares of Class A common stock for $3.4. All shares were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of May 26, 2023, we had $6.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Liquidity Facilities
The following table summarizes available capacity under our liquidity facilities as of May 26, 2023:

Liquidity Facilities	May 26, 2023
Global committed bank facility	$250.0
Other committed bank facility	8.0
Various uncommitted facilities	13.2
Total credit lines available	271.2
Less: Borrowings outstanding	(0.8)
Available capacity	$270.4
We have a $250.0 global committed bank facility in effect through 2025. As of May 26, 2023, there were no borrowings outstanding, our ability to borrow was not limited and we were in compliance with all covenants under the facility.
We have an $8.0 committed bank facility related to a subsidiary. As of May 26, 2023, there were $0.8 in borrowings outstanding under the facility and our availability to borrow under the facility was not limited.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $3.8 and a total foreign currency borrowing capacity of up to $9.4 as of May 26, 2023. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of May 26, 2023, there were no borrowings outstanding under these facilities.
Total consolidated debt as of May 26, 2023 was $446.5. In addition to borrowings under one of our committed bank facilities, we have $445.7 in term notes due in 2029 with an effective interest rate of 5.6%. The term notes are unsecured, contain no financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
As of May 26, 2023, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $199.9. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements.

During Q1 2024, there have been no significant changes in the items that we have identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures which are expected to total approximately $70 to $80 in 2024 compared to $59.1 in 2023. In addition, we fund dividend payments declared by our Board of Directors. On June 21, 2023, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q2 2024.
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
Critical Accounting Estimates
During Q1 2024, there have been no changes in the items that we have identified as critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of the market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) we faced as of May 26, 2023 had not materially changed from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2024, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2024, no material change in interest rate risk occurred.
Commodity Price Risk
During Q1 2024, no material change in commodity price risk occurred.

Fixed Income and Equity Price Risk
During Q1 2024, no material change in fixed income and equity price risk occurred.
Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 26, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 26, 2023, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors:

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023. There have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
02/25/2023 - 03/31/2023	429,624	$7.71	—	$6.4
04/01/2023 - 04/28/2023	—	$—	—	$6.4
04/29/2023 - 05/26/2023	—	$—	—	$6.4
Total	429,624	(2)	—
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

10.1
Third Amended and Restated Credit Agreement, dated as of February 27, 2020 and amended December 21, 2021 and April 27, 2023, among Steelcase Inc.; JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., and Wells Fargo Bank, National Association, as Co-Syndication Agents; HSBC Bank USA, National Association, as Documentation Agent; and certain other lenders

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

STEELCASE INC.

By:	/s/ NICOLE C. MCGRATH
Nicole C. McGrath Vice President, Corporate Controller & Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: June 23, 2023