Form 10-Q
period 2023-08-25
STEELCASE INC
filed 2023-09-22
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 25, 2023

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 19, 2023, Steelcase Inc. had 93,647,319 shares of Class A Common Stock and 20,414,413 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 25, 2023 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Revenue	$854.6	$863.3	$1,606.5	$1,604.0
Cost of sales	569.8	612.5	1,085.7	1,160.7
Restructuring costs	1.4	—	2.8	0.9
Gross profit	283.4	250.8	518.0	442.4
Operating expenses	235.9	221.4	456.5	422.3
Restructuring costs	6.5	0.5	13.2	3.8
Operating income	41.0	28.9	48.3	16.3
Interest expense	(6.6)	(7.2)	(13.2)	(13.6)
Investment income	0.8	0.3	1.3	0.4
Other income, net	1.8	4.4	3.5	7.5
Income before income tax expense	37.0	26.4	39.9	10.6
Income tax expense	9.5	6.8	10.9	2.4
Net income	$27.5	$19.6	$29.0	$8.2
Earnings per share:
Basic	$0.23	$0.17	$0.24	$0.07
Diluted	$0.23	$0.17	$0.24	$0.07
Dividends declared and paid per common share	$0.100	$0.145	$0.200	$0.290

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Net income	$27.5	$19.6	$29.0	$8.2
Other comprehensive income (loss), net:
Unrealized loss on investment	—	0.3	—	—
Pension and other post-retirement liability adjustments	(0.7)	—	(1.3)	0.2
Derivative amortization	0.3	0.2	0.5	0.5
Foreign currency translation adjustments	4.2	(21.3)	7.4	(39.9)
Total other comprehensive income (loss), net	3.8	(20.8)	6.6	(39.2)
Comprehensive income (loss)	$31.3	$(1.2)	$35.6	$(31.0)

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 25, 2023	February 24, 2023
ASSETS
Current assets:
Cash and cash equivalents	$153.6	$90.4
Accounts receivable, net of allowance of $6.9 and $6.5	372.9	373.3
Inventories	271.0	319.7
Prepaid expenses	38.4	28.9
Assets held for sale	19.3	29.0
Other current assets	46.0	42.7
Total current assets	901.2	884.0
Property, plant and equipment, net of accumulated depreciation of $1,114.0 and $1,088.6	365.3	376.5
Company-owned life insurance ("COLI")	160.9	157.3
Deferred income taxes	118.9	117.3
Goodwill	277.3	276.8
Other intangible assets, net of accumulated amortization of $106.9 and $97.6	103.7	111.2
Investments in unconsolidated affiliates	54.6	51.1
Right-of-use operating lease assets	183.9	198.3
Other assets	32.8	30.3
Total assets	$2,198.6	$2,202.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$227.0	$203.5
Short-term borrowings and current portion of long-term debt	5.2	35.7
Current operating lease obligations	47.3	44.7
Accrued expenses:
Employee compensation	116.0	120.0
Employee benefit plan obligations	28.2	31.2
Accrued promotions	18.6	26.7
Customer deposits	52.6	50.8
Other	95.0	90.7
Total current liabilities	589.9	603.3
Long-term liabilities:
Long-term debt less current maturities	445.9	445.5
Employee benefit plan obligations	97.2	103.0
Long-term operating lease obligations	153.0	169.9
Other long-term liabilities	59.5	54.9
Total long-term liabilities	755.6	773.3
Total liabilities	1,345.5	1,376.6
Shareholders’ equity:
Additional paid-in capital	34.6	19.4
Accumulated other comprehensive income (loss)	(65.9)	(72.5)
Retained earnings	884.4	879.3
Total shareholders’ equity	853.1	826.2
Total liabilities and shareholders’ equity	$2,198.6	$2,202.8

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Changes in common shares outstanding:
Common shares outstanding, beginning of period	113,953,586	112,740,491	112,988,721	112,109,294
Common stock issuances	38,531	21,209	75,781	42,381
Common stock repurchases	(366)	(198)	(429,990)	(279,301)
Performance and restricted stock units issued as common stock	11,307	500	1,368,546	889,628
Common shares outstanding, end of period	114,003,058	112,762,002	114,003,058	112,762,002

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$30.1	$10.3	$19.4	$1.5
Common stock issuances	0.3	0.3	0.6	0.5
Common stock repurchases	—	—	(3.3)	(3.4)
Performance and restricted stock units expense	4.2	3.1	17.9	15.1
Additional paid-in capital, end of period	34.6	13.7	34.6	13.7

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(69.7)	(69.0)	(72.5)	(50.6)
Other comprehensive income (loss)	3.8	(20.8)	6.6	(39.2)
Accumulated other comprehensive income (loss), end of period	(65.9)	(89.8)	(65.9)	(89.8)

Changes in retained earnings:
Retained earnings, beginning of period	868.7	872.8	879.3	901.3
Net income	27.5	19.6	29.0	8.2
Dividends paid	(11.8)	(16.9)	(23.9)	(34.0)
Retained earnings, end of period	884.4	875.5	884.4	875.5
Total shareholders' equity	$853.1	$799.4	$853.1	$799.4
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 25, 2023	August 26, 2022
OPERATING ACTIVITIES
Net income	$29.0	$8.2
Depreciation and amortization	41.7	43.7
Share-based compensation	18.5	15.6
Restructuring costs	16.0	4.7
Other	(8.5)	(2.4)
Changes in operating assets and liabilities:
Accounts receivable	2.7	(83.6)
Inventories	48.6	(67.4)
Income taxes receivable	(6.8)	22.2
Other assets	(3.3)	(21.2)
Accounts payable	22.5	33.5
Employee compensation liabilities	(17.9)	1.3
Employee benefit obligations	(10.9)	(18.6)
Customer deposits	1.8	(10.8)
Accrued expenses and other liabilities	(2.2)	0.4
Net cash provided by (used in) operating activities	131.2	(74.4)
INVESTING ACTIVITIES
Capital expenditures	(24.3)	(28.9)
Proceeds from disposal of fixed assets	15.7	5.6
Acquisitions, net of cash acquired	—	(105.4)
Other	(1.3)	13.4
Net cash used in investing activities	(9.9)	(115.3)
FINANCING ACTIVITIES
Dividends paid	(23.9)	(34.0)
Borrowings on global committed bank facility	69.0	266.8
Repayments on global committed bank facility	(69.0)	(187.0)
Repayments on note payable	(32.2)	—
Other	(1.6)	(2.5)
Net cash (used in) provided by financing activities	(57.7)	43.3
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(2.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	63.4	(148.4)
Cash and cash equivalents and restricted cash, beginning of period (1)	97.2	207.0
Cash and cash equivalents and restricted cash, end of period (2)	$160.6	$58.6
_______________________________________
(1)These amounts include restricted cash of $6.8 and $6.1 as of February 24, 2023 and February 25, 2022, respectively.
(2)These amounts include restricted cash of $7.0 and $6.4 as of August 25, 2023 and August 26, 2022, respectively.
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
We participate in a supplier finance program in Spain offered by a third-party financial institution. The program allows participating suppliers the ability to finance our payment obligations prior to their scheduled due dates at a discounted price set by the financial institution. We have extended payment terms with suppliers that have voluntarily chosen to participate in the program. As of August 25, 2023, the outstanding amount of program obligations, reported in Accounts payable on the Condensed Consolidated Balance Sheets, was $0.9. The amount settled through the program during the six months ended August 25, 2023 was $4.4.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Six Months Ended
	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Americas
Desking, benching, systems and storage	$286.7	$303.4	$536.9	$563.7
Seating	187.2	203.3	340.0	359.5
Other (1)	205.4	170.3	375.2	297.6
International
Desking, benching, systems and storage	62.6	63.5	124.2	130.9
Seating	61.4	68.0	123.4	138.7
Other (1)	51.3	54.8	106.8	113.6
	$854.6	$863.3	$1,606.5	$1,604.0
_______________________________________
(1)The other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Six Months Ended
	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
United States	$641.3	$634.6	$1,174.0	$1,136.3
Foreign locations	213.3	228.7	432.5	467.7
	$854.6	$863.3	$1,606.5	$1,604.0
Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance for the six months ended August 25, 2023 are as follows:

Customer Deposits
Balance as of February 24, 2023	$50.8
Recognition of revenue related to beginning of year customer deposits	(42.2)
Customer deposits received, net of revenue recognized during the period	44.0
Balance as of August 25, 2023	$52.6

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

Computation of Earnings Per Share	Three Months Ended August 25, 2023			Three Months Ended August 26, 2022
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$27.5	118.8	119.1	$19.6	117.2	117.7
Impact of participating securities	(1.1)	(4.8)	(4.8)	(0.7)	(4.4)	(4.4)
Amounts used in calculating earnings per share, excluding participating securities	$26.4	114.0	114.3	$18.9	112.8	113.3

Earnings per share		$0.23	$0.23		$0.17	$0.17

Computation of Earnings Per Share	Six Months Ended August 25, 2023			Six Months Ended August 26, 2022
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$29.0	118.4	118.6	$8.2	117.0	117.5
Impact of participating securities	(1.1)	(4.4)	(4.4)	(0.3)	(4.2)	(4.2)
Amounts used in calculating earnings per share, excluding participating securities	$27.9	114.0	114.2	$7.9	112.8	113.3

Earnings per share		$0.24	$0.24		$0.07	$0.07
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the three and six months ended August 25, 2023 and August 26, 2022.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 25, 2023:

	Unrealized gain (loss) on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of May 26, 2023	$(0.1)	$8.7	$(5.5)	$(72.8)	$(69.7)
Other comprehensive income (loss) before reclassifications	—	(0.3)	—	4.2	3.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	0.3	—	(0.1)
Net other comprehensive income (loss) during the period	—	(0.7)	0.3	4.2	3.8
Balance as of August 25, 2023	$(0.1)	$8.0	$(5.2)	$(68.6)	$(65.9)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 25, 2023:

	Unrealized gain (loss) on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 24, 2023	$(0.1)	$9.3	$(5.7)	$(76.0)	$(72.5)
Other comprehensive income (loss) before reclassifications	—	(0.4)	—	7.4	7.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.9)	0.5	—	(0.4)
Net other comprehensive income (loss) during the period	—	(1.3)	0.5	7.4	6.6
Balance as of August 25, 2023	$(0.1)	$8.0	$(5.2)	$(68.6)	$(65.9)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 25, 2023 and August 26, 2022:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Amortization of pension and other post-retirement actuarial gains	$(0.6)	$(0.4)	$(1.2)	$(0.8)	Other income, net
Income tax expense	0.2	0.1	0.3	0.2	Income tax expense
	(0.4)	(0.3)	(0.9)	(0.6)

Derivative amortization	0.4	0.3	0.7	0.7	Interest expense
Income tax benefit	(0.1)	(0.1)	(0.2)	(0.2)	Income tax expense
	0.3	0.2	0.5	0.5

Total reclassifications	$(0.1)	$(0.1)	$(0.4)	$(0.1)

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
Our total debt is carried at cost and was $451.1 and $481.2 as of August 25, 2023 and February 24, 2023, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $393.0 and $405.9 as of August 25, 2023 and February 24, 2023, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We may use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.
In connection with the acquisition of Viccarbe Habitat, S.L in Q3 2022, up to an additional $14.1 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period ending in 2025. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. At each subsequent reporting date, changes in the fair value of the liability are recorded to Operating expenses until the liability is settled.
Assets and liabilities measured at fair value within our Condensed Consolidated Balance Sheets as of August 25, 2023 and February 24, 2023 are summarized below:

	August 25, 2023
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$153.6	$—	$—	$153.6
Restricted cash	7.0	—	—	7.0
Foreign exchange forward contracts	—	2.1	—	2.1
Auction rate security	—	—	2.1	2.1
	$160.6	$2.1	$2.1	$164.8
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
Contingent consideration	—	—	(9.8)	(9.8)
	$—	$(0.5)	$(9.8)	$(10.3)

	February 24, 2023
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$90.4	$—	$—	$90.4
Restricted cash	6.8	—	—	6.8
Foreign exchange forward contracts	—	2.3	—	2.3
Auction rate security	—	—	2.1	2.1
	$97.2	$2.3	$2.1	$101.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
Contingent consideration	—	—	(9.5)	(9.5)
	$—	$(0.3)	$(9.5)	$(9.8)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs during the six months ended August 25, 2023:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Security - Other Assets	Contingent Consideration - Other Long-Term Liabilities
Balance as of February 24, 2023	$2.1	$9.5
Unrealized gain (loss) on investment	—	—
Foreign currency (gain) loss	—	0.3
Change in estimated fair value	—	—
Balance as of August 25, 2023	$2.1	$9.8
7.INVENTORIES

Inventories	August 25, 2023	February 24, 2023
Raw materials and work-in-process	$189.7	$232.8
Finished goods	111.6	118.1
	301.3	350.9
Revaluation to LIFO	30.3	31.2
	$271.0	$319.7

The portion of inventories determined by the LIFO method aggregated to $125.9 and $134.1 as of August 25, 2023 and February 24, 2023, respectively.
8.SHORT-TERM BORROWINGS
We have a $250.0 global committed bank facility, which expires in 2025. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $125.0 by obtaining at least one commitment from one or more lenders. In Q1 2024, the credit facility was amended. As amended, interest on borrowings under the facility is based on the rate selected by us from the following options (with all capitalized terms having the meanings provided in the credit agreement, as amended):
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
In Q1 2024, we borrowed and repaid $67.2 under the facility to fund our operations and the balloon payment of $31.8 for a note payable that matured during the quarter. In Q2 2024, we borrowed and repaid $1.8 under the facility, and as of August 25, 2023, there were no borrowings outstanding under the facility.

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
As of August 25, 2023, the following PSUs have been issued and remained outstanding:
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
As of August 25, 2023, the 2024 PSUs, 2023 PSUs and 2022 PSUs were considered granted as follows:
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
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $4.5, $3.5 and $2.3 for the PSUs with market conditions granted in 2024, 2023 and 2022, respectively, that remained outstanding as of August 25, 2023. The Monte Carlo simulation was computed using the following assumptions:

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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total PSU expense (credit) and associated tax benefit recorded during the three and six months ended August 25, 2023 and August 26, 2022 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Expense (credit)	$0.8	$(0.2)	$6.2	$3.9
Tax benefit	0.1	—	1.5	1.0
The PSU activity for the six months ended August 25, 2023 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2023	1,060,231	$13.11
Granted	1,315,664	8.30
Nonvested as of August 25, 2023	2,375,895	$10.44
As of August 25, 2023, there was $3.3 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.9 years.
Restricted Stock Units
During the six months ended August 25, 2023, we awarded 1,564,505 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse up to three years after the date of grant, at which time the RSUs are issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible. Typically, these awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.
The total RSU expense and associated tax benefit for the six months ended August 25, 2023 and August 26, 2022 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Expense	$3.4	$3.3	$11.7	$11.2
Tax benefit	0.8	0.8	2.9	2.8
The RSU activity for the six months ended August 25, 2023 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2023	3,293,268	$12.11
Granted	1,564,505	7.89
Vested	(23,784)	10.61
Forfeited	(39,519)	10.46
Nonvested as of August 25, 2023	4,794,470	$10.75
As of August 25, 2023, there was $13.5 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

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
The components of lease expense during the three and six months ended August 25, 2023 and August 26, 2022 are as follows:

	Three Months Ended		Six Months Ended
	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Operating lease cost	$13.6	$13.5	$27.2	$25.6
Sublease rental income	(0.5)	(0.5)	(1.0)	(1.1)
	$13.1	$13.0	$26.2	$24.5
Supplemental cash flow and other information related to leases during the three and six months ended August 25, 2023 and August 26, 2022 is as follows:

	Three Months Ended		Six Months Ended
	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Cash flow information:
Operating cash flows used for operating leases	$13.6	$13.6	$27.7	$27.1
Leased assets obtained in exchange for new operating lease obligations	2.6	10.3	7.6	13.5
As of August 25, 2023 and February 24, 2023, the weighted-average remaining lease terms were 5.0 years and 5.3 years, respectively, and the weighted-average discount rates were 4.3% and 4.2%, respectively.
The following table summarizes the future minimum lease payments as of August 25, 2023:

Fiscal year ending in February	Amount (1)
2024	$27.0
2025	53.9
2026	43.0
2027	34.3
2028	25.4
Thereafter	39.9
Total lease payments	$223.5
Less: Interest	23.2
Present value of lease liabilities	$200.3
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.ACQUISITIONS
HALCON
In Q2 2023, we acquired Halcon Furniture LLC ("HALCON"), a Minnesota-based designer and manufacturer of precision-tailored wood furniture for the workplace. The transaction included the purchase of all the outstanding membership interests of HALCON for $127.5 less customer deposits of $24.3, plus an adjustment of $1.9 for working capital. The acquisition was funded using a combination of cash on-hand and borrowings under our global committed bank facility. An additional $2.0 is payable to a seller based upon continued employment over a three-year period, which is being expensed over the service period on a straight-line basis.
Tangible assets and liabilities of HALCON were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $51.8 related to identifiable intangible assets, $36.6 related to goodwill and $16.7 related to tangible assets. The tangible assets mainly consisted of property, plant and equipment of $30.6, working capital (primarily inventory of $12.8) and customer deposits of $24.3. The goodwill was recorded in the Americas segment and is deductible for U.S. income tax purposes. The goodwill resulting from the acquisition is primarily related to the growth potential of HALCON expected to be driven by new product development, geographic expansion and the integration of HALCON products into our dealer network. Intangible assets are principally related to dealer relationships, the HALCON trade name and internally developed know-how and designs, which are being amortized over periods ranging from 9 to 10 years from the date of acquisition. We also acquired a backlog of orders which shipped throughout 2023. The purchase accounting for the HALCON acquisition was completed during the current year.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Useful Life (Years)	Fair Value
Dealer relationships	10.0	$21.5
Trademark	9.0	14.0
Know-how and designs	9.0	12.0
Backlog	0.7	4.3
		$51.8

The fair values of the purchased intangible assets are being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of August 25, 2023:

Fiscal Year Ending in February	Amount
2024	$2.5
2025	5.1
2026	5.0
2027	5.0
2028	5.0
$22.6

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     REPORTABLE SEGMENTS
As of the end of Q1 2024, we realigned our reportable segments for financial reporting purposes as a result of changes in how we monitor business performance and allocate resources to support our top strategic priorities. During Q1 2024, we simplified our internal reporting to summarize the results of all brands by geography including utilization of previously unallocated Corporate expenses. This change is parallel to the organizational structure that is used by our Chief Executive Officer in the capacity as chief operating decision maker ("CODM") for making operating and investment decisions and assessing business performance.
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
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, architectural, textile and surface imaging products that are marketed to corporate, government, healthcare, education and retail customers primarily through the Steelcase, AMQ, Coalesse, Designtex, HALCON, Orangebox, Smith System and Viccarbe brands.
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.
As required by ASC 280, all presented segment data reflects the reclassification of previously reported segment data. Revenue, gross profit and operating income (loss) for the three and six months ended August 25, 2023 and August 26, 2022 and total assets and goodwill as of August 25, 2023 and February 24, 2023 by segment are presented in the following tables which reflect the realigned segments:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Income Data	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Revenue
Americas	$679.3	$677.0	$1,252.1	$1,220.8
International	175.3	186.3	354.4	383.2
	$854.6	$863.3	$1,606.5	$1,604.0
Gross Profit
Americas	$235.9	$205.9	$419.5	$345.0
International	47.5	44.9	98.5	97.4
	$283.4	$250.8	$518.0	$442.4
Operating Income (Loss)
Americas	$60.0	$37.6	$79.8	$26.9
International	(19.0)	(8.7)	(31.5)	(10.6)
	$41.0	$28.9	$48.3	$16.3

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Balance Sheet Data	August 25, 2023	February 24, 2023
Total assets
Americas	$1,647.5	$1,631.2
International	551.1	571.6
	$2,198.6	$2,202.8

Goodwill
Americas	$268.6	$268.3
International	8.7	8.5
	$277.3	$276.8

13.     RESTRUCTURING ACTIVITIES
In Q4 2023, we implemented a series of restructuring actions, primarily related to the wind down of our customer aviation function in connection with our strategy to reinvent our go-to-market model and create new customer experiences. The restructuring actions included terminations of approximately 25 salaried employees in the Americas segment. We expect to incur approximately $4.4 of restructuring costs in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred $0.1 and $0.7 of restructuring costs in the Americas segment for these actions in Q2 2024 and Q1 2024, respectively. We also incurred $3.6 of workforce reductions and other separation-related benefits in the Americas segment for these actions in Q4 2023. We expect these actions to be completed by the end of 2024.
In Q1 2024, we announced a series of restructuring actions in response to continued decline in order volume, persisting inflationary pressures, and decreasing plant utilization. These actions involve the involuntary terminations of approximately 40 to 50 salaried roles in EMEA, the elimination of approximately 240 positions in Asia Pacific, and the involuntary terminations of approximately 30 employees in the Americas in connection with the closing of our regional distribution center in Atlanta, Georgia. We expect to incur restructuring costs of approximately $16 to $18 in the International segment and approximately $1 in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $7.8 in the International segment for these actions during Q2 2024. We incurred restructuring costs of $6.8 in the International segment and $0.6 in the Americas segment for these actions during Q1 2024. We expect these actions to be substantially completed by the end of 2024.
The following table details the changes in the restructuring reserve balance for the six months ended August 25, 2023:

Workforce Reductions
Balance as of February 24, 2023	$4.0
Restructuring costs	16.0
Payments	(6.6)
Balance as of August 25, 2023	$13.4

Table of Content
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
This item contains certain non-GAAP financial measures. A “non-GAAP financial measure” is defined as a numerical measure of a company’s financial performance that excludes or includes amounts so as to be different than the most directly comparable measure calculated and presented in accordance with GAAP in the condensed consolidated statements of operations, balance sheets or statements of cash flows of the company. The non-GAAP financial measures used are (1) organic revenue growth (decline), (2) adjusted operating income (loss) and (3) adjusted earnings per share. Pursuant to the requirements of Regulation G, we have provided a reconciliation of each of the non-GAAP financial measures to the most directly comparable GAAP financial measure in the tables below. These measures are supplemental to, and should be used in conjunction with, the most comparable GAAP measures. Management uses these non-GAAP financial measures to monitor and evaluate financial results and trends. See Non-GAAP Financial Measures for a description of these measures and why management believes they are also useful to investors.
Financial Summary

Our reportable segments consist of the Americas segment and the International segment. See Note 12 to the condensed consolidated financial statements for additional information.
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Operations Data	August 25, 2023		August 26, 2022		August 25, 2023		August 26, 2022
Revenue	$854.6	100.0%	$863.3	100.0%	$1,606.5	100.0%	$1,604.0	100.0%
Cost of sales	569.8	66.7	612.5	70.9	1,085.7	67.6	1,160.7	72.4
Restructuring costs	1.4	0.1	—	—	2.8	0.2	0.9	—
Gross profit	283.4	33.2	250.8	29.1	518.0	32.2	442.4	27.6
Operating expenses	235.9	27.6	221.4	25.7	456.5	28.4	422.3	26.3
Restructuring costs	6.5	0.8	0.5	0.1	13.2	0.8	3.8	0.3
Operating income	41.0	4.8	28.9	3.3	48.3	3.0	16.3	1.0
Interest expense	(6.6)	(0.8)	(7.2)	(0.8)	(13.2)	(0.8)	(13.6)	(0.8)
Investment income	0.8	0.1	0.3	—	1.3	0.1	0.4	—
Other income, net	1.8	0.2	4.4	0.6	3.5	0.2	7.5	0.5
Income before income tax expense	37.0	4.3	26.4	3.1	39.9	2.5	10.6	0.7
Income tax expense	9.5	1.1	6.8	0.8	10.9	0.7	2.4	0.2
Net income	$27.5	3.2%	$19.6	2.3%	$29.0	1.8%	$8.2	0.5%
Earnings per share:
Basic	$0.23		$0.17		$0.24		$0.07
Diluted	$0.23		$0.17		$0.24		$0.07

Table of Content

Q2 2024 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Q2 2023 revenue	$677.0	$186.3	$863.3
Acquisition	2.1	—	2.1
Divestitures	(3.8)	(1.9)	(5.7)
Currency translation effects	(1.1)	6.1	5.0
Q2 2023 revenue, adjusted	674.2	190.5	864.7
Q2 2024 revenue	679.3	175.3	854.6
Organic growth (decline) $	$5.1	$(15.2)	$(10.1)
Organic growth (decline) %	1%	(8)%	(1)%

Year-to-date 2024 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Year-to-date 2023 revenue	$1,220.8	$383.2	$1,604.0
Acquisition	21.8	—	21.8
Divestitures	(6.2)	(4.2)	(10.4)
Currency translation effects	(2.9)	3.3	0.4
Year-to-date 2023 revenue, adjusted	1,233.5	382.3	1,615.8
Year-to-date 2024 revenue	1,252.1	354.4	1,606.5
Organic growth (decline) $	$18.6	$(27.9)	$(9.3)
Organic growth (decline) %	2%	(7)%	(1)%

Adjusted Operating Income	Three Months Ended				Six Months Ended
	August 25, 2023		August 26, 2022		August 25, 2023		August 26, 2022
Operating income	$41.0	4.8%	$28.9	3.3%	$48.3	3.0%	$16.3	1.0%
Amortization of purchased intangible assets	4.4	0.5	6.4	0.7	8.7	0.5	10.2	0.6
Restructuring costs	7.9	0.9	0.5	0.1	16.0	1.0	4.7	0.3
Adjusted operating income	$53.3	6.2%	$35.8	4.1%	$73.0	4.5%	$31.2	1.9%

Adjusted Earnings Per Share	Three Months Ended		Six Months Ended
	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Earnings per share	$0.23	$0.17	$0.24	$0.07
Amortization of purchased intangible assets, per share	0.03	0.05	0.07	0.09
Income tax effect of amortization of purchased intangible assets, per share	(0.01)	(0.01)	(0.02)	(0.02)
Restructuring costs, per share	0.07	—	0.14	0.04
Income tax effect of restructuring costs, per share	(0.01)	—	(0.03)	(0.01)
Adjusted earnings per share	$0.31	$0.21	$0.40	$0.17
Overview

In Q1 2024, we realigned our reportable segments for financial reporting purposes. Effective as of the end of Q1 2024, Designtex and previously unallocated Corporate expenses are included in the Americas segment, and the Europe, the Middle East and Africa ("EMEA") and Asia Pacific operating segments are aggregated and reported as the International segment. All prior year results are reclassified so as to be directly comparable to these realigned segments.
In Q2 2024, our earnings improved significantly year over year primarily driven by higher pricing benefits from actions we implemented over the past two years in response to significant inflationary pressures. Those inflationary pressures continued to moderate during the quarter, and operational improvements, along with higher pricing benefits, resulted in a significantly higher gross margin compared to Q2 2023. Revenue in Q2 2024 decreased modestly compared to the prior year due to lower beginning backlog and lower orders, partially offset by faster order fulfillment patterns in the Americas. The improved operating results, as well as our efforts to reduce working capital,

Table of Content
strengthened our liquidity during the quarter. Orders (adjusted for the impact of an acquisition, divestitures and currency translation effects) declined by 7% in Q2 2024 compared to the prior year and declined 5% sequentially compared to Q1 2024, which is consistent with the seasonal decrease in the prior year. We recorded $7.9 of restructuring costs during Q2 2024 in connection with our previously announced actions.
Q2 2024 Compared to Q2 2023
We recorded net income of $27.5 and earnings per share of $0.23 in Q2 2024 compared to net income of $19.6 and earnings per share of $0.17 in the prior year. Operating income of $41.0 in Q2 2024 represented an improvement of $12.1 compared to operating income of $28.9 in the prior year. The increase was driven by higher pricing benefits, partially offset by the impacts of lower volume, higher operating expenses and higher restructuring costs. We reported adjusted operating income of $53.3 and adjusted earnings per share of $0.31 in Q2 2024 compared to adjusted operating income of $35.8 and adjusted earnings per share of $0.21 in the prior year.
Revenue of $854.6 in Q2 2024 represented a decrease of $8.7 or 1% compared to the prior year driven by a decline in International. Approximately $80 of higher pricing benefits and $5.0 of favorable currency translation effects were more than offset by approximately $95 related to lower volume. Revenue was flat in the Americas, while International revenue decreased by 6%. The organic revenue decline was 1% compared to the prior year, with 1% growth in the Americas but an 8% decline in International.
Cost of sales as a percentage of revenue improved by 420 basis points in Q2 2024 compared to the prior year. The improvement was driven by approximately $80 of higher pricing benefits, partially offset by the impacts of lower volume and $6.6 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 430 basis points in the Americas and by 380 basis points in International.
Operating expenses increased by $14.5 in Q2 2024, or 190 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q2 2024 included $14.6 of higher variable compensation expense, partially offset by $5.1 of gains primarily related to the sale of an aircraft and other aviation assets.
We recorded restructuring costs of $7.9 in Q2 2024, primarily related to the restructuring actions in International. See Note 13 to the condensed consolidated financial statements for additional information.
Our Q2 2024 effective tax rate was approximately 25.7% compared to a Q2 2023 effective tax rate of 25.8%.
Year-to-date 2024 Compared to Year-to-date 2023
We recorded net income of $29.0 and earnings per share of $0.24 in year-to-date 2024 compared to net income of $8.2 and earnings per share of $0.07 in the prior year. Operating income of $48.3 in year-to-date 2024 represented an improvement of $32.0 compared to operating income of $16.3 in the prior year. The improvement was driven by higher pricing benefits, partially offset by the impacts of lower volume, higher operating expenses and higher restructuring costs. We reported adjusted operating income of $73.0 and adjusted earnings per share of $0.40 in year-to-date 2024 compared to adjusted operating income of $31.2 and adjusted earnings per share of $0.17 in the prior year.
Revenue of $1,606.5 in year-to-date 2024 represented an increase of $2.5 compared to the prior year, driven by growth in the Americas offset by a decline in International. Approximately $160 of the increase was related to higher pricing benefits, substantially offset by approximately $157 related to lower volume (net of the impact of an acquisition and divestitures). Revenue increased by 3% in the Americas, while revenue in International decreased by 8%. The organic revenue decline was 1% compared to the prior year, with 2% growth in the Americas but a 7% decline in International.
Cost of sales as a percentage of revenue improved by 480 basis points in year-to-date 2024 compared to the prior year. The improvement was driven by approximately $160 of higher pricing benefits, partially offset by the impacts of lower volume and $11.3 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 510 basis points in the Americas and by 300 basis points in International.
Operating expenses increased by $34.2 in year-to-date 2024, or 210 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2024 included $23.8 of higher variable compensation expense and $6.3 from an acquisition. Operating expenses included $5.1 of gains primarily related to the sale of an aircraft and other aviation assets in year-to-date 2024 compared to a $4.0 gain from the sale of land in year-to-date 2023.
We recorded restructuring costs of $16.0 in year-to-date 2024 and $4.7 in year-to-date 2023. See Note 13 to the condensed consolidated financial statements for additional information.

Table of Content
Our year-to-date 2024 effective tax rate was approximately 27.3% compared to a year-to-date 2023 effective tax rate of 22.6%.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income, Net	August 25, 2023	August 26, 2022	August 25, 2023	August 26, 2022
Interest expense	$(6.6)	$(7.2)	$(13.2)	$(13.6)
Investment income	0.8	0.3	1.3	0.4
Other income, net:
Equity in income of unconsolidated affiliates	3.3	3.2	5.2	5.5
Foreign exchange gains (losses)	(0.6)	0.1	(0.1)	1.6
Net periodic pension and post-retirement credit, excluding service cost	(0.2)	(0.4)	(0.3)	(0.4)
Miscellaneous income (expense), net	(0.7)	1.5	(1.3)	0.8
Total other income, net	1.8	4.4	3.5	7.5
Total interest expense, investment income and other income, net	$(4.0)	$(2.5)	$(8.4)	$(5.7)
Miscellaneous income (expense), net in Q2 2023 included a $2.2 gain on the sale of an investment in an unconsolidated affiliate.

Table of Content
Business Segment Review
See Note 12 to the condensed consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, architectural, textile and surface imaging products that are marketed to corporate, government, healthcare, education and retail customers primarily through the Steelcase, AMQ, Coalesse, Designtex, HALCON, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended				Six Months Ended
Statement of Operations Data — Americas	August 25, 2023		August 26, 2022		August 25, 2023		August 26, 2022
Revenue	$679.3	100.0%	$677.0	100.0%	$1,252.1	100.0%	$1,220.8	100.0%
Cost of sales	443.4	65.3	471.1	69.6	832.0	66.5	874.9	71.6
Restructuring costs	—	—	—	—	0.6	—	0.9	0.1
Gross profit	235.9	34.7	205.9	30.4	419.5	33.5	345.0	28.3
Operating expenses	175.8	25.9	167.8	24.7	338.9	27.0	314.3	25.8
Restructuring costs	0.1	—	0.5	0.1	0.8	0.1	3.8	0.3
Operating income	$60.0	8.8%	$37.6	5.6%	$79.8	6.4%	$26.9	2.2%

Adjusted Operating Income — Americas	Three Months Ended				Six Months Ended
	August 25, 2023		August 26, 2022		August 25, 2023		August 26, 2022
Operating income	$60.0	8.8%	$37.6	5.6%	$79.8	6.4%	$26.9	2.2%
Amortization of purchased intangible assets	3.2	0.5	5.3	0.7	6.3	0.5	7.9	0.6
Restructuring costs	0.1	—	0.5	0.1	1.4	0.1	4.7	0.4
Adjusted operating income	$63.3	9.3%	$43.4	6.4%	$87.5	7.0%	$39.5	3.2%
Operating income in the Americas increased by $22.4 in Q2 2024 compared to the prior year. The increase was driven by higher pricing benefits, partially offset by the impacts of lower volume and higher operating expenses. Adjusted operating income of $63.3 in Q2 2024 represented an improvement of $19.9 compared to the prior year. Operating income in the Americas increased by $52.9 in year-to-date 2024 compared to the prior year. The increase was driven by the same factors as the quarter. Adjusted operating income of $87.5 in year-to-date 2024 represented an improvement of $48.0 compared to the prior year.
The Americas revenue represented 79.5% of consolidated revenue in Q2 2024. In Q2 2024, revenue increased by $2.3 compared to the prior year. Approximately $70 of the increase was related to higher pricing benefits, substantially offset by approximately $65 related to lower volume. Organic revenue growth in Q2 2024 was $5.1 or 1% compared to the prior year. The Americas revenue represented 77.9% of consolidated revenue in year-to-date 2024. In year-to-date 2024, revenue increased by $31.3 or 3% compared to the prior year. Approximately $135 of the increase was related to higher pricing benefits, partially offset by approximately $100 related to lower volume (net of the impact of an acquisition and divestiture) and approximately $3 of unfavorable currency translation effects. Organic revenue growth in year-to-date 2024 was $18.6 or 2% compared to the prior year.
Cost of sales as a percentage of revenue improved by 430 basis points in Q2 2024 compared to the prior year. The improvement was driven by approximately $70 of higher pricing benefits and approximately $5 from operational improvements, partially offset by the impacts of lower volume and $6.1 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 510 basis points in year-to-date 2024 compared to the prior year. The improvement was driven by approximately $135 of higher pricing benefits and approximately $10 from operational improvements, partially offset by the impacts of lower volume and $10.7 of higher variable compensation expense.
Operating expenses increased by $8.0 in Q2 2024, or 120 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q2 2024 included $12.0 of higher variable compensation expense, partially offset by $5.1 of gains primarily related to the sale of an aircraft and other aviation assets. Operating expenses increased by $24.6 in year-to-date 2024, or 120 basis points as a percentage of revenue, compared to the prior

Table of Content
year. Operating expenses in year-to-date 2024 included $20.6 of higher variable compensation expense and $6.3 from an acquisition. Operating expenses included $5.1 of gains primarily related to the sale of an aircraft and other aviation assets in year-to-date 2024 compared to a $4.0 gain from the sale of land in year-to-date 2023.
International
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended				Six Months Ended
Statement of Operations Data — International	August 25, 2023		August 26, 2022		August 25, 2023		August 26, 2022
Revenue	$175.3	100.0%	$186.3	100.0%	$354.4	100.0%	$383.2	100.0%
Cost of sales	126.4	72.1	141.4	75.9	253.7	71.6	285.8	74.6
Restructuring costs	1.4	0.8	—	—	2.2	0.6	—	—
Gross profit	47.5	27.1	44.9	24.1	98.5	27.8	97.4	25.4
Operating expenses	60.1	34.3	53.6	28.8	117.6	33.2	108.0	28.2
Restructuring costs	6.4	3.6	—	—	12.4	3.5	—	—
Operating loss	$(19.0)	(10.8)%	$(8.7)	(4.7)%	$(31.5)	(8.9)%	$(10.6)	(2.8)%

Adjusted Operating Loss — International	Three Months Ended				Six Months Ended
	August 25, 2023		August 26, 2022		August 25, 2023		August 26, 2022
Operating loss	$(19.0)	(10.8)%	$(8.7)	(4.7)%	$(31.5)	(8.9)%	$(10.6)	(2.8)%
Amortization of purchased intangible assets	1.2	0.7	1.1	0.6	2.4	0.7	2.3	0.6
Restructuring costs	7.8	4.4	—	—	14.6	4.1	—	—
Adjusted operating loss	$(10.0)	(5.7)%	$(7.6)	(4.1)%	$(14.5)	(4.1)%	$(8.3)	(2.2)%
The operating loss in International increased by $10.3 in Q2 2024 compared to the prior year. The increase was driven by lower volume, higher operating expenses and higher restructuring costs, partially offset by higher pricing benefits. The adjusted operating loss of $10.0 in Q2 2024 represented a decline of $2.4 compared to the prior year. The operating loss in International increased by $20.9 in year-to-date 2024 compared to the prior year. The increase was driven by the same factors as the quarter. The adjusted operating loss of $14.5 in year-to-date 2024 represented a decline of $6.2 compared to the prior year.
International revenue represented 20.5% of consolidated revenue in Q2 2024. In Q2 2024, revenue decreased by $11.0 or 6% compared to the prior year, driven by declines across most markets. Approximately $10 of higher pricing benefits and approximately $6 of favorable currency translation effects were more than offset by approximately $30 related to lower volume. Organic revenue decline in Q2 2024 was $15.2 or 8% compared to the prior year. International revenue represented 22.1% of consolidated revenue in year-to-date 2024. In year-to-date 2024, revenue decreased by $28.8 or 8% compared to the prior year, driven by declines across most markets. Approximately $25 of higher pricing benefits and approximately $3 of favorable currency translation effects were more than offset by approximately $60 related to lower volume. Organic revenue decline in year-to-date 2024 was $27.9 or 7% compared to the prior year.
Cost of sales as a percentage of revenue improved by 380 basis points in Q2 2024 compared to the prior year. The improvement was driven by approximately $10 of higher pricing benefits, partially offset by the impacts of lower volume. Cost of sales as a percentage of revenue improved by 300 basis points in year-to-date 2024 compared to the prior year. The improvement was driven by approximately $25 of higher pricing benefits, partially offset by the impacts of lower volume.
Operating expenses increased by $6.5 in Q2 2024, or 550 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q2 2024 included $2.6 of higher variable compensation expense and approximately $1 of unfavorable currency translation effects. Operating expenses increased by $9.6 in year-to-date 2024, or 500 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2024 included:
•$3.5 of higher marketing, product development and sales expenses,

Table of Content
•$3.2 of higher variable compensation expense and
•approximately $2 of unfavorable currency translation effects.
Non-GAAP Financial Measures
The non-GAAP financial measures used in this MD&A are: (1) organic revenue growth (decline), (2) adjusted operating income (loss) and (3) adjusted earnings per share.
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
Adjusted Operating Income (Loss) and Adjusted Earnings Per Share
We define adjusted operating income (loss) as operating income (loss) excluding amortization of purchased intangible assets and restructuring costs. We define adjusted earnings per share as earnings per share, on a diluted basis, excluding amortization of purchased intangible assets and restructuring costs, net of related income tax effects.
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

Table of Content
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

Liquidity Sources	August 25, 2023	February 24, 2023
Cash and cash equivalents	$153.6	$90.4
Company-owned life insurance	160.9	157.3
Availability under credit facilities	275.9	269.7
Total liquidity sources available	$590.4	$517.4
As of August 25, 2023, we held a total of $153.6 in cash and cash equivalents. Of that total, 71% was located in the U.S., and 29% was located outside of the U.S., primarily in China (including Hong Kong), Mexico, India, the United Kingdom and Malaysia.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended August 25, 2023 and August 26, 2022:

	Six Months Ended
Cash Flow Data	August 25, 2023	August 26, 2022
Net cash provided by (used in):
Operating activities	$131.2	$(74.4)
Investing activities	(9.9)	(115.3)
Financing activities	(57.7)	43.3
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(2.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	63.4	(148.4)
Cash, cash equivalents and restricted cash, beginning of period	97.2	207.0
Cash, cash equivalents and restricted cash, end of period	$160.6	$58.6

Table of Content
Cash provided by (used in) operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 25, 2023	August 26, 2022
Net income	$29.0	$8.2
Depreciation and amortization	41.7	43.7
Share-based compensation	18.5	15.6
Restructuring costs	16.0	4.7
Changes in accounts receivable, inventories and accounts payable	73.8	(117.5)
Income taxes receivable	(6.8)	22.2
Employee compensation liabilities	(17.9)	1.3
Employee benefit obligations	(10.9)	(18.6)
Changes in other operating assets and liabilities	(12.2)	(34.0)
Net cash provided by (used in) operating activities	$131.2	$(74.4)
Annual payments related to accrued variable compensation and retirement plan contributions totaled $77.3 in year-to-date 2024 compared to $32.4 in the prior year. In year-to-date 2024, we generated cash from working capital primarily due to decreased levels of inventory related to supply chain improvements and improvements in the number of days sales outstanding in accounts receivable. In year-to-date 2023, cash was used to meet working capital requirements primarily due to increased levels of inventory which were purchased to mitigate the impacts of supply chain disruptions. In year-to-date 2023, we received $29.7 related to the carryback of our fiscal year 2021 tax loss in the U.S.
Cash used in investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 25, 2023	August 26, 2022
Capital expenditures	$(24.3)	$(28.9)
Proceeds from disposal of fixed assets	15.7	5.6
Acquisitions, net of cash acquired	—	(105.4)
Other	(1.3)	13.4
Net cash used in investing activities	$(9.9)	$(115.3)
Capital expenditures in year-to-date 2024 were primarily related to investments in manufacturing operations, product development, information technology, customer-facing showrooms and facilities. In year-to-date 2024, proceeds from the disposal of fixed assets included $14.9 of proceeds from the sale of an aircraft and other aviation assets. In year-to-date 2023, proceeds from the disposal of fixed assets included $5.6 of proceeds from the sale of land. Other investing activities in year-to-date 2023 included $7.5 of proceeds from the sale of an investment in an unconsolidated affiliate and $5.1 of proceeds from COLI policy maturities.
Cash (used in) provided by financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 25, 2023	August 26, 2022
Dividends paid	$(23.9)	$(34.0)
Borrowings on global committed bank facility	69.0	266.8
Repayments on global committed bank facility	(69.0)	(187.0)
Repayments on note payable	(32.2)	—
Other	(1.6)	(2.5)
Net cash (used in) provided by financing activities	$(57.7)	$43.3

Table of Content
The following table details dividends paid per common share during each quarter of year-to-date 2024 and year-to-date 2023:

Dividend Data	First Quarter	Second Quarter	Total
2024
Dividends declared and paid per common share	$0.100	$0.100	$0.200
2023
Dividends declared and paid per common share	$0.145	$0.145	$0.290
In year-to-date 2024, we borrowed and repaid $69.0 under our global committed bank facility to fund our operations and a balloon payment of $31.8 for a note payable that matured during Q1 2024. See Note 8 to the condensed consolidated financial statements for additional information.
Other financing activities include share repurchases. In year-to-date 2024, we repurchased 429,990 shares of Class A common stock for $3.3, and in year-to-date 2023, we repurchased 279,301 shares of Class A common stock for $3.4. All shares were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of August 25, 2023, we had $6.4 of remaining availability under the $150 share repurchase program approved by our Board of Directors in 2016.
Liquidity Facilities
The following table summarizes available capacity under our liquidity facilities as of August 25, 2023:

Liquidity Facilities	August 25, 2023
Global committed bank facility	$250.0
Other committed bank facility	8.0
Various uncommitted facilities	23.1
Total credit lines available	281.1
Less: Borrowings outstanding	(5.2)
Available capacity	$275.9
We have a $250.0 global committed bank facility in effect through 2025. As of August 25, 2023, there were no borrowings outstanding, our ability to borrow was not limited and we were in compliance with all covenants under the facility.
We have an $8.0 committed bank facility related to a subsidiary. As of August 25, 2023, there were $4.8 in borrowings outstanding under the facility and our availability to borrow under the facility was not limited.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $4.0 and a total foreign currency borrowing capacity of up to $19.1 as of August 25, 2023. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of August 25, 2023, there were $0.4 borrowings outstanding under these facilities.
Total consolidated debt as of August 25, 2023 was $451.1. In addition to borrowings under one of our committed bank facilities, we have $445.9 in term notes due in 2029 with an effective interest rate of 5.6%. The term notes are unsecured, contain no financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
Our material cash requirements are subject to fluctuation based on business requirements, economic volatility or investments in strategic initiatives. Our liquidity position, funds available from COLI and under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements. As of August 25, 2023, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $314.5.
During Q2 2024, there were no significant changes in the items that we identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023.

Table of Content
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures which are expected to total approximately $70 to $80 in 2024 compared to $59.1 in 2023. In addition, we fund dividend payments declared by our Board of Directors. On September 19, 2023, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q3 2024.
Critical Accounting Estimates
During Q2 2024, there have been no changes in the items that we have identified as critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of the market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) we faced as of August 25, 2023 had not materially changed from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2024, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2024, no material change in interest rate risk occurred.
Commodity Price Risk
During Q2 2024, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q2 2024, no material change in fixed income and equity price risk occurred.

Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 25, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 25, 2023, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
05/27/2023 - 06/30/2023	366	$7.31	—	$6.4
07/01/2023 - 07/28/2023	—	$—	—	$6.4
07/29/2023 - 08/25/2023	—	$—	—	$6.4
Total	366	(2)	—
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

Item 6.Exhibits:

Exhibit No.	Description

10.1*	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 12, 2023 (1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________

*    Management contract or compensatory plan or arrangement.

(1)    Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2023 (commission file number 001-13873), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEELCASE INC.

By:	/s/ NICOLE C. MCGRATH
Nicole C. McGrath Vice President, Corporate Controller & Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: September 22, 2023