Form 10-Q
period 2023-11-24
STEELCASE INC
filed 2023-12-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2023

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 15, 2023, Steelcase Inc. had 93,867,310 shares of Class A Common Stock and 20,354,413 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED November 24, 2023 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Revenue	$777.9	$826.9	$2,384.4	$2,430.9
Cost of sales	525.5	587.7	1,611.2	1,748.4
Restructuring costs	0.1	1.4	2.9	2.3
Gross profit	252.3	237.8	770.3	680.2
Operating expenses	206.5	208.1	663.0	630.4
Restructuring costs	2.0	9.2	15.2	13.0
Operating income	43.8	20.5	92.1	36.8
Interest expense	(6.4)	(7.6)	(19.6)	(21.2)
Investment income	2.3	0.3	3.6	0.7
Other income, net	0.9	3.4	4.4	10.9
Income before income tax expense	40.6	16.6	80.5	27.2
Income tax expense	9.8	5.2	20.7	7.6
Net income	$30.8	$11.4	$59.8	$19.6
Earnings per share:
Basic	$0.26	$0.10	$0.50	$0.17
Diluted	$0.26	$0.10	$0.50	$0.17
Dividends declared and paid per common share	$0.100	$0.100	$0.300	$0.390

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Net income	$30.8	$11.4	$59.8	$19.6
Other comprehensive income (loss), net:
Unrealized gain (loss) on investment	0.4	(0.1)	0.4	(0.1)
Pension and other post-retirement liability adjustments	(0.2)	(0.4)	(1.5)	(0.2)
Derivative amortization	0.2	0.2	0.7	0.7
Foreign currency translation adjustments	0.7	8.8	8.1	(31.1)
Total other comprehensive income (loss), net	1.1	8.5	7.7	(30.7)
Comprehensive income (loss)	$31.9	$19.9	$67.5	$(11.1)

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 24, 2023	February 24, 2023
ASSETS
Current assets:
Cash and cash equivalents	$262.0	$90.4
Accounts receivable, net of allowance of $6.3 and $6.5	354.5	373.3
Inventories	259.8	319.7
Prepaid expenses	31.0	28.9
Assets held for sale	19.3	29.0
Other current assets	42.2	42.7
Total current assets	968.8	884.0
Property, plant and equipment, net of accumulated depreciation of $1,116.8 and $1,088.6	362.2	376.5
Company-owned life insurance ("COLI")	162.6	157.3
Deferred income taxes	117.6	117.3
Goodwill	274.9	276.8
Other intangible assets, net of accumulated amortization of $110.6 and $97.6	98.8	111.2
Investments in unconsolidated affiliates	52.6	51.1
Right-of-use operating lease assets	171.7	198.3
Other assets	37.7	30.3
Total assets	$2,246.9	$2,202.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$231.6	$203.5
Short-term borrowings and current portion of long-term debt	—	35.7
Current operating lease obligations	45.0	44.7
Accrued expenses:
Employee compensation	150.1	120.0
Employee benefit plan obligations	35.1	31.2
Accrued promotions	20.2	26.7
Customer deposits	54.0	50.8
Other	94.6	90.7
Total current liabilities	630.6	603.3
Long-term liabilities:
Long-term debt less current maturities	446.1	445.5
Employee benefit plan obligations	100.4	103.0
Long-term operating lease obligations	142.1	169.9
Other long-term liabilities	51.8	54.9
Total long-term liabilities	740.4	773.3
Total liabilities	1,371.0	1,376.6
Shareholders’ equity:
Additional paid-in capital	37.3	19.4
Accumulated other comprehensive income (loss)	(64.8)	(72.5)
Retained earnings	903.4	879.3
Total shareholders’ equity	875.9	826.2
Total liabilities and shareholders’ equity	$2,246.9	$2,202.8

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Changes in common shares outstanding:
Common shares outstanding, beginning of period	114,003,058	112,762,002	112,988,721	112,109,294
Common stock issuances	32,943	26,047	108,724	68,428
Common stock repurchases	(82,717)	(64,184)	(512,707)	(343,485)
Performance and restricted stock units issued as common stock	246,150	212,936	1,614,696	1,102,564
Common shares outstanding, end of period	114,199,434	112,936,801	114,199,434	112,936,801

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$34.6	$13.7	$19.4	$1.5
Common stock issuances	0.2	0.3	0.8	0.8
Common stock repurchases	(0.9)	(0.5)	(4.2)	(3.9)
Performance and restricted stock units expense	3.4	2.1	21.3	17.2
Additional paid-in capital, end of period	37.3	15.6	37.3	15.6

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(65.9)	(89.8)	(72.5)	(50.6)
Other comprehensive income (loss)	1.1	8.5	7.7	(30.7)
Accumulated other comprehensive income (loss), end of period	(64.8)	(81.3)	(64.8)	(81.3)

Changes in retained earnings:
Retained earnings, beginning of period	884.4	875.5	879.3	901.3
Net income	30.8	11.4	59.8	19.6
Dividends paid	(11.8)	(11.6)	(35.7)	(45.6)
Retained earnings, end of period	903.4	875.3	903.4	875.3
Total shareholders' equity	$875.9	$809.6	$875.9	$809.6
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 24, 2023	November 25, 2022
OPERATING ACTIVITIES
Net income	$59.8	$19.6
Depreciation and amortization	62.8	67.2
Share-based compensation	22.1	18.0
Restructuring costs	18.1	15.3
Change in fair value of contingent consideration	(9.5)	—
Other	(12.4)	(4.3)
Changes in operating assets and liabilities:
Accounts receivable	5.8	(68.1)
Inventories	59.8	(48.2)
Income taxes receivable	(4.6)	25.4
Other assets	0.3	(15.7)
Accounts payable	30.2	7.8
Employee compensation liabilities	17.3	17.0
Employee benefit obligations	(1.7)	(14.0)
Customer deposits	5.1	(19.8)
Accrued expenses and other liabilities	(1.8)	1.2
Net cash provided by operating activities	251.3	1.4
INVESTING ACTIVITIES
Capital expenditures	(37.4)	(42.8)
Proceeds from disposal of fixed assets	28.2	5.6
Acquisition, net of cash acquired	—	(105.3)
Other	4.0	15.0
Net cash used in investing activities	(5.2)	(127.5)
FINANCING ACTIVITIES
Dividends paid	(35.7)	(45.6)
Borrowings on global committed bank facility	69.0	480.9
Repayments on global committed bank facility	(69.0)	(446.9)
Repayments on note payable	(32.2)	(2.1)
Other	(6.1)	(2.9)
Net cash used in financing activities	(74.0)	(16.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(2.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	171.9	(145.3)
Cash and cash equivalents and restricted cash, beginning of period (1)	97.2	207.0
Cash and cash equivalents and restricted cash, end of period (2)	$269.1	$61.7
_______________________________________
(1)These amounts include restricted cash of $6.8 and $6.1 as of February 24, 2023 and February 25, 2022, respectively.
(2)These amounts include restricted cash of $7.1 and $6.7 as of November 24, 2023 and November 25, 2022, respectively.
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
We participate in a supplier finance program in Spain offered by a third-party financial institution. The program allows participating suppliers the ability to finance our payment obligations prior to their scheduled due dates at a discounted price set by the financial institution. We have extended payment terms with suppliers that have voluntarily chosen to participate in the program. As of November 24, 2023, the outstanding amount of program obligations, reported in Accounts payable on the Condensed Consolidated Balance Sheets, was $0.7. The amount settled through the program during the nine months ended November 24, 2023 was $6.5.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Nine Months Ended
	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Americas
Desking, benching, systems and storage	$262.6	$263.7	$799.5	$827.4
Seating	152.5	174.1	492.5	533.6
Other (1)	171.0	182.0	546.2	479.6
International
Desking, benching, systems and storage	70.0	69.4	194.2	200.3
Seating	67.3	76.3	190.7	215.0
Other (1)	54.5	61.4	161.3	175.0
	$777.9	$826.9	$2,384.4	$2,430.9
_______________________________________
(1)The other product category data by segment consists primarily of products sold by consolidated dealers, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Nine Months Ended
	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
United States	$541.5	$576.0	$1,715.5	$1,712.3
Foreign locations	236.4	250.9	668.9	718.6
	$777.9	$826.9	$2,384.4	$2,430.9
Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance for the nine months ended November 24, 2023 are as follows:

Customer Deposits
Balance as of February 24, 2023	$50.8
Recognition of revenue related to beginning of year customer deposits	(46.5)
Customer deposits received, net of revenue recognized during the period	51.7
Other (1)	(2.0)
Balance as of November 24, 2023	$54.0
_______________________________________
(1)Represents customer deposits transferred in the divestiture of a consolidated dealer.

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

Computation of Earnings Per Share	Three Months Ended November 24, 2023			Three Months Ended November 25, 2022
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$30.8	118.9	119.4	$11.4	117.2	117.6
Impact of participating securities	(1.2)	(4.7)	(4.7)	(0.4)	(4.4)	(4.4)
Amounts used in calculating earnings per share, excluding participating securities	$29.6	114.2	114.7	$11.0	112.8	113.2

Earnings per share		$0.26	$0.26		$0.10	$0.10

Computation of Earnings Per Share	Nine Months Ended November 24, 2023			Nine Months Ended November 25, 2022
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$59.8	118.5	119.0	$19.6	117.1	117.4
Impact of participating securities	(2.3)	(4.5)	(4.5)	(0.7)	(4.3)	(4.3)
Amounts used in calculating earnings per share, excluding participating securities	$57.5	114.0	114.5	$18.9	112.8	113.1

Earnings per share		$0.50	$0.50		$0.17	$0.17
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the three and nine months ended November 24, 2023 and November 25, 2022.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 24, 2023:

	Unrealized gain (loss) on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of August 25, 2023	$(0.1)	$8.0	$(5.2)	$(68.6)	$(65.9)
Other comprehensive income (loss) before reclassifications	0.4	0.2	—	0.7	1.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	0.2	—	(0.2)
Net other comprehensive income (loss) during the period	0.4	(0.2)	0.2	0.7	1.1
Balance as of November 24, 2023	$0.3	$7.8	$(5.0)	$(67.9)	$(64.8)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 24, 2023:

	Unrealized gain (loss) on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 24, 2023	$(0.1)	$9.3	$(5.7)	$(76.0)	$(72.5)
Other comprehensive income (loss) before reclassifications	0.4	(0.2)	—	8.1	8.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.3)	0.7	—	(0.6)
Net other comprehensive income (loss) during the period	0.4	(1.5)	0.7	8.1	7.7
Balance as of November 24, 2023	$0.3	$7.8	$(5.0)	$(67.9)	$(64.8)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended November 24, 2023 and November 25, 2022:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Amortization of pension and other post-retirement actuarial gains	$(0.5)	$(0.4)	$(1.7)	$(1.2)	Other income, net
Income tax expense	0.1	0.1	0.4	0.3	Income tax expense
	(0.4)	(0.3)	(1.3)	(0.9)

Derivative amortization	0.2	0.3	0.9	1.0	Interest expense
Income tax benefit	—	(0.1)	(0.2)	(0.3)	Income tax expense
	0.2	0.2	0.7	0.7

Total reclassifications	$(0.2)	$(0.1)	$(0.6)	$(0.2)

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
Our total debt is carried at cost and was $446.1 and $481.2 as of November 24, 2023 and February 24, 2023, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $405.4 and $405.9 as of November 24, 2023 and February 24, 2023, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
We may use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.

In connection with the acquisition of Viccarbe Habitat, S.L in Q3 2022, up to an additional $14.2 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period ending in 2025. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. At each subsequent reporting date, changes in the fair value of the liability are recorded to Operating expenses until the liability is settled. In Q3 2024, we recorded a $9.5 decrease to the fair value of the contingent consideration based upon updated projections for the Viccarbe business over the earnout period.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and liabilities measured at fair value within our Condensed Consolidated Balance Sheets as of November 24, 2023 and February 24, 2023 are summarized below:

	November 24, 2023
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$262.0	$—	$—	$262.0
Restricted cash	7.1	—	—	7.1
Foreign exchange forward contracts	—	2.1	—	2.1
Auction rate security	—	—	2.7	2.7
	$269.1	$2.1	$2.7	$273.9
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
Contingent consideration	—	—	—	—
	$—	$(0.3)	$—	$(0.3)

	February 24, 2023
Fair Value of Financial Instruments	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$90.4	$—	$—	$90.4
Restricted cash	6.8	—	—	6.8
Foreign exchange forward contracts	—	2.3	—	2.3
Auction rate security	—	—	2.1	2.1
	$97.2	$2.3	$2.1	$101.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
Contingent consideration	—	—	(9.5)	(9.5)
	$—	$(0.3)	$(9.5)	$(9.8)
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs during the nine months ended November 24, 2023:

Roll-forward of Fair Value Using Level 3 Inputs	Auction Rate Security - Other Assets	Contingent Consideration - Other Long-Term Liabilities
Balance as of February 24, 2023	$2.1	$9.5
Unrealized gain (loss) on investment	0.6	—
Foreign currency (gain) loss	—	—
Change in estimated fair value	—	(9.5)
Balance as of November 24, 2023	$2.7	$—

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories	November 24, 2023	February 24, 2023
Raw materials and work-in-process	$176.6	$232.8
Finished goods	113.5	118.1
	290.1	350.9
Revaluation to LIFO	30.3	31.2
	$259.8	$319.7
The portion of inventories determined by the LIFO method aggregated to $122.3 and $134.1 as of November 24, 2023 and February 24, 2023, respectively.
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
In Q1 2024, we borrowed and repaid $67.2 under the facility to fund our operations and the balloon payment of $31.8 for a note payable that matured during the quarter. In Q2 2024, we borrowed and repaid $1.8 under the facility. In Q3 2024, there were no additional borrowings or repayments under the facility, and as of November 24, 2023, there were no borrowings outstanding under the facility.

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
As of November 24, 2023, the following PSUs have been issued and remained outstanding:
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
As of November 24, 2023, the 2024 PSUs, 2023 PSUs and 2022 PSUs were considered granted as follows:
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
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $4.5, $3.5 and $2.3 for the PSUs with market conditions granted in 2024, 2023 and 2022, respectively, that remained outstanding as of November 24, 2023. The Monte Carlo simulation was computed using the following assumptions:

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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total PSU expense (credit) and associated tax benefit (expense) recorded during the three and nine months ended November 24, 2023 and November 25, 2022 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Expense (credit)	$0.1	$(1.3)	$6.3	$2.6
Tax benefit (expense)	—	(0.3)	1.5	0.7
The PSU activity for the nine months ended November 24, 2023 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2023	1,060,231	$13.11
Granted	1,315,664	8.30
Nonvested as of November 24, 2023	2,375,895	$10.44
As of November 24, 2023, there was $2.6 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
Restricted Stock Units
During the nine months ended November 24, 2023, we awarded 1,767,505 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse up to three years after the date of grant, at which time the RSUs are issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period for awards that are considered retirement-eligible, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible. Typically, these awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.
The total RSU expense and associated tax benefit for the nine months ended November 24, 2023 and November 25, 2022 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Expense	$3.3	$3.4	$15.0	$14.6
Tax benefit	0.8	0.9	3.7	3.7
The RSU activity for the nine months ended November 24, 2023 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2023	3,293,268	$12.11
Granted	1,767,505	8.31
Vested	(269,934)	11.65
Forfeited	(65,580)	10.48
Nonvested as of November 24, 2023	4,725,259	$10.74
As of November 24, 2023, there was $12.3 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.

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
The components of lease expense during the three and nine months ended November 24, 2023 and November 25, 2022 are as follows:

	Three Months Ended		Nine Months Ended
	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Operating lease cost	$13.7	$13.2	$40.9	$38.8
Sublease rental income	(0.5)	(0.6)	(1.5)	(1.7)
	$13.2	$12.6	$39.4	$37.1
Supplemental cash flow and other information related to leases during the three and nine months ended November 24, 2023 and November 25, 2022 is as follows:

	Three Months Ended		Nine Months Ended
	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Cash flow information:
Operating cash flows used for operating leases	$14.4	$13.3	$42.1	$40.4
Leased assets obtained in exchange for new operating lease obligations	4.5	11.7	12.1	25.2
As of November 24, 2023 and February 24, 2023, the weighted-average remaining lease terms were 4.9 years and 5.3 years, respectively, and the weighted-average discount rates were 4.5% and 4.2%, respectively.
The following table summarizes the future minimum lease payments as of November 24, 2023:

Fiscal year ending in February	Amount (1)
2024	$12.0
2025	52.4
2026	42.5
2027	34.3
2028	26.1
Thereafter	41.9
Total lease payments	209.2
Less: Interest	22.1
Present value of lease liabilities	$187.1
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.ACQUISITION
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
		$51.8

The fair values of the purchased intangible assets are being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of November 24, 2023:

Fiscal Year Ending in February	Amount
2024	$1.3
2025	5.1
2026	5.0
2027	5.0
2028	5.0
$21.4

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
As required by ASC 280, all presented segment data reflects the reclassification of previously reported segment data. Revenue, gross profit and operating income (loss) for the three and nine months ended November 24, 2023 and November 25, 2022 and total assets and goodwill as of November 24, 2023 and February 24, 2023 by segment are presented in the following tables which reflect the realigned segments:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Income Data	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Revenue
Americas	$586.1	$619.8	$1,838.2	$1,840.6
International	191.8	207.1	546.2	590.3
	$777.9	$826.9	$2,384.4	$2,430.9
Gross Profit
Americas	$192.8	$181.2	$612.3	$526.2
International	59.5	56.6	158.0	154.0
	$252.3	$237.8	$770.3	$680.2
Operating Income (Loss)
Americas	$37.2	$17.3	$117.0	$44.2
International	6.6	3.2	(24.9)	(7.4)
	$43.8	$20.5	$92.1	$36.8

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Balance Sheet Data	November 24, 2023	February 24, 2023
Total assets
Americas	$1,663.1	$1,631.2
International	583.8	571.6
	$2,246.9	$2,202.8

Goodwill
Americas	$266.2	$268.3
International	8.7	8.5
	$274.9	$276.8

13.     RESTRUCTURING ACTIVITIES
In Q4 2023, we implemented a series of restructuring actions, primarily related to the wind down of our customer aviation function in connection with our strategy to reinvent our go-to-market model and create new customer experiences. The restructuring actions included terminations of approximately 25 salaried employees in the Americas segment. We expect to incur approximately $4.5 of restructuring costs in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred $0.1, $0.1, and $0.7 of restructuring costs in the Americas segment for these actions in Q3 2024, Q2 2024, and Q1 2024, respectively. We also incurred $3.6 of workforce reductions and other separation-related benefits in the Americas segment for these actions in Q4 2023. We expect these actions to be completed by the end of 2024.
In Q1 2024, we announced a series of restructuring actions in response to continued decline in order volume, persisting inflationary pressures, and decreasing plant utilization. These actions involve the involuntary terminations of approximately 40 to 50 salaried roles in EMEA, the elimination of approximately 240 positions in Asia Pacific, and the involuntary terminations of approximately 30 employees in the Americas in connection with the closing of our regional distribution center in Atlanta, Georgia. We expect to incur restructuring costs of approximately $16 to $18 in the International segment and approximately $1 in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $1.5, $7.8, and $6.8 in the International segment for these actions in Q3 2024, Q2 2024, and Q1 2024, respectively. We also incurred $0.6 in the Americas segment for these actions during Q1 2024. We expect these actions to be substantially completed by the end of 2024.
The following table details the changes in the restructuring reserve balance for the nine months ended November 24, 2023:

Workforce Reductions
Balance as of February 24, 2023	$4.0
Restructuring costs	17.8
Payments	(7.3)
Balance as of November 24, 2023	$14.5

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
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Operations Data	November 24, 2023		November 25, 2022		November 24, 2023		November 25, 2022
Revenue	$777.9	100.0%	$826.9	100.0%	$2,384.4	100.0%	$2,430.9	100.0%
Cost of sales	525.5	67.6	587.7	71.0	1,611.2	67.6	1,748.4	71.9
Restructuring costs	0.1	—	1.4	0.2	2.9	0.1	2.3	0.1
Gross profit	252.3	32.4	237.8	28.8	770.3	32.3	680.2	28.0
Operating expenses	206.5	26.5	208.1	25.2	663.0	27.8	630.4	26.0
Restructuring costs	2.0	0.3	9.2	1.1	15.2	0.6	13.0	0.5
Operating income	43.8	5.6	20.5	2.5	92.1	3.9	36.8	1.5
Interest expense	(6.4)	(0.8)	(7.6)	(0.9)	(19.6)	(0.8)	(21.2)	(0.9)
Investment income	2.3	0.3	0.3	—	3.6	0.1	0.7	—
Other income, net	0.9	0.1	3.4	0.4	4.4	0.2	10.9	0.5
Income before income tax expense	40.6	5.2	16.6	2.0	80.5	3.4	27.2	1.1
Income tax expense	9.8	1.2	5.2	0.6	20.7	0.9	7.6	0.3
Net income	$30.8	4.0%	$11.4	1.4%	$59.8	2.5%	$19.6	0.8%
Earnings per share:
Basic	$0.26		$0.10		$0.50		$0.17
Diluted	$0.26		$0.10		$0.50		$0.17

Q3 2024 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Q3 2023 revenue	$619.8	$207.1	$826.9
Divestitures	(8.6)	(2.4)	(11.0)
Currency translation effects	(0.4)	11.0	10.6
Q3 2023 revenue, adjusted	610.8	215.7	826.5
Q3 2024 revenue	586.1	191.8	777.9
Organic growth (decline) $	$(24.7)	$(23.9)	$(48.6)
Organic growth (decline) %	(4)%	(11)%	(6)%

Year-to-date 2024 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Year-to-date 2023 revenue	$1,840.6	$590.3	$2,430.9
Acquisition	21.8	—	21.8
Divestitures	(14.8)	(6.6)	(21.4)
Currency translation effects	(3.3)	14.3	11.0
Year-to-date 2023 revenue, adjusted	1,844.3	598.0	2,442.3
Year-to-date 2024 revenue	1,838.2	546.2	2,384.4
Organic growth (decline) $	$(6.1)	$(51.8)	$(57.9)
Organic growth (decline) %	—%	(9)%	(2)%

Adjusted Operating Income	Three Months Ended				Nine Months Ended
	November 24, 2023		November 25, 2022		November 24, 2023		November 25, 2022
Operating income	$43.8	5.6%	$20.5	2.5%	$92.1	3.9%	$36.8	1.5%
Amortization of purchased intangible assets	4.2	0.5	6.6	0.8	12.9	0.6	16.8	0.7
Restructuring costs	2.1	0.3	10.6	1.3	18.1	0.7	15.3	0.6
Adjusted operating income	$50.1	6.4%	$37.7	4.6%	$123.1	5.2%	$68.9	2.8%

Adjusted Earnings Per Share	Three Months Ended		Nine Months Ended
	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Earnings per share	$0.26	$0.10	$0.50	$0.17
Amortization of purchased intangible assets, per share	0.04	0.05	0.11	0.14
Income tax effect of amortization of purchased intangible assets, per share	(0.01)	(0.02)	(0.03)	(0.04)
Restructuring costs, per share	0.02	0.09	0.16	0.13
Income tax effect of restructuring costs, per share	(0.01)	(0.02)	(0.04)	(0.03)
Adjusted earnings per share	$0.30	$0.20	$0.70	$0.37

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

In Q3 2024, our earnings improved year over year, despite a decline in revenue, primarily driven by continued pricing benefits from the actions we implemented over the last two years in response to significant inflationary pressures. As those inflationary pressures have moderated, our pricing benefits and operational improvements resulted in a significantly higher gross margin compared to Q3 2023. We began Q3 2024 with a backlog which was 26 percent lower than the prior year, but the effects of the lower backlog were partially offset by order growth globally and faster order fulfillment patterns in the Americas. Orders (adjusted for the impact of divestitures and currency translation effects) grew 15 percent in Q3 2024 compared to the prior year.
Q3 2024 Compared to Q3 2023
We recorded net income of $30.8 and earnings per share of $0.26 in Q3 2024 compared to net income of $11.4 and earnings per share of $0.10 in the prior year. Operating income of $43.8 in Q3 2024 represented an improvement of $23.3 compared to operating income of $20.5 in the prior year. The increase was driven by higher pricing benefits, a $9.5 benefit from a decrease in the valuation of a contingent earnout liability, $5.4 of gains related to the sale of land and other fixed assets and lower restructuring costs, partially offset by the impacts of lower volume. We reported adjusted operating income of $50.1 and adjusted earnings per share of $0.30 in Q3 2024 compared to adjusted operating income of $37.7 and adjusted earnings per share of $0.20 in the prior year.
Revenue of $777.9 in Q3 2024 represented a decrease of $49.0 or 6% compared to the prior year. Approximately $50 of higher pricing benefits and $10.6 of favorable currency translation effects were more than offset by approximately $110 related to lower volume. Revenue decreased by 5% in the Americas, and International revenue decreased by 7%. On an organic basis, revenue declined 6% compared to the prior year, with a 4% decline in the Americas and an 11% decline in International.
Cost of sales as a percentage of revenue improved by approximately 350 basis points in Q3 2024 compared to the prior year. The improvement was driven by approximately $50 of higher pricing benefits and approximately $8 from operational improvements (which included labor efficiencies and lower freight costs, primarily in the Americas), partially offset by the impacts of lower volume. Cost of sales as a percentage of revenue improved by 360 basis points in the Americas and by 350 basis points in International.
Operating expenses decreased by $1.6 in Q3 2024 but increased by 130 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q3 2024 included:
•$7.4 of higher variable compensation expense,
•$2.7 of unfavorable currency translation effects,
•$9.5 of benefit from a decrease in the valuation of a contingent earnout liability and
•$5.4 of gains related to the sale of land and other fixed assets.
We recorded restructuring costs of $2.1 in Q3 2024, primarily related to the previously announced restructuring actions in International. See Note 13 to the condensed consolidated financial statements for additional information.
Our Q3 2024 effective tax rate was approximately 24.1% compared to a Q3 2023 effective tax rate of 31.3%.
Year-to-date 2024 Compared to Year-to-date 2023
We recorded net income of $59.8 and earnings per share of $0.50 in year-to-date 2024 compared to net income of $19.6 and earnings per share of $0.17 in the prior year. Operating income of $92.1 in year-to-date 2024 represented an improvement of $55.3 compared to operating income of $36.8 in the prior year. The improvement was driven by higher pricing benefits, partially offset by the impacts of lower volume and higher operating expenses. We reported adjusted operating income of $123.1 and adjusted earnings per share of $0.70 in year-to-date 2024 compared to adjusted operating income of $68.9 and adjusted earnings per share of $0.37 in the prior year.

Revenue of $2,384.4 in year-to-date 2024 represented a decline of $46.5 compared to the prior year, primarily driven by a decline in International. Approximately $265 of lower volume (net of the impact of an acquisition and divestitures) was partially offset by $210 related to higher pricing benefits and $11.0 of favorable currency translation effects. Revenue was flat in the Americas, while revenue in International decreased by 7%. On an organic basis, revenue declined 2% compared to the prior year, with the Americas flat and a 9% decline in International.
Cost of sales as a percentage of revenue improved by 430 basis points in year-to-date 2024 compared to the prior year. The improvement was driven by approximately $210 of higher pricing benefits and approximately $18 from operational improvements, partially offset by the impacts of lower volume and $13.9 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 470 basis points in the Americas and by 320 basis points in International.
Operating expenses increased by $32.6 in year-to-date 2024, or 180 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2024 included:
•$31.2 of higher variable compensation expense,
•$6.3 from an acquisition,
•$4.4 of unfavorable currency translation effects,
•$2.2 of higher marketing, product development and sales expenses,
•approximately $6 of higher spending in other functional areas and
•$9.5 of benefit from a decrease in the valuation of a contingent earnout liability.
Operating expenses also included $5.4 of gains related to the sale of land and other fixed assets and $5.1 of gains primarily related to the sale of an aircraft and other aviation assets in year-to-date 2024 compared to a $4.0 gain from the sale of land in year-to-date 2023.
We recorded restructuring costs of $18.1 in year-to-date 2024 and $15.3 in year-to-date 2023. See Note 13 to the condensed consolidated financial statements for additional information.
Our year-to-date 2024 effective tax rate was approximately 25.7% compared to a year-to-date 2023 effective tax rate of 27.9%.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income and Other Income, Net	November 24, 2023	November 25, 2022	November 24, 2023	November 25, 2022
Interest expense	$(6.4)	$(7.6)	$(19.6)	$(21.2)
Investment income	2.3	0.3	3.6	0.7
Other income, net:
Equity in income of unconsolidated affiliates	2.1	4.4	7.3	9.9
Foreign exchange gains (losses)	(0.3)	(0.4)	(0.4)	1.2
Net periodic pension and post-retirement expense, excluding service cost	(0.2)	(0.6)	(0.5)	(1.0)
Miscellaneous income (expense), net	(0.7)	—	(2.0)	0.8
Total other income, net	0.9	3.4	4.4	10.9
Total interest expense, investment income and other income, net	$(3.2)	$(3.9)	$(11.6)	$(9.6)
Miscellaneous income (expense), net in year-to-date 2023 included a $2.2 gain on the sale of an investment in an unconsolidated affiliate.

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

	Three Months Ended				Nine Months Ended
Statement of Operations Data — Americas	November 24, 2023		November 25, 2022		November 24, 2023		November 25, 2022
Revenue	$586.1	100.0%	$619.8	100.0%	$1,838.2	100.0%	$1,840.6	100.0%
Cost of sales	392.9	67.0	437.2	70.6	1,224.9	66.6	1,312.1	71.3
Restructuring costs	0.4	0.1	1.4	0.2	1.0	0.1	2.3	0.1
Gross profit	192.8	32.9	181.2	29.2	612.3	33.3	526.2	28.6
Operating expenses	155.5	26.6	154.7	24.9	494.4	26.9	469.0	25.5
Restructuring costs	0.1	—	9.2	1.5	0.9	—	13.0	0.7
Operating income	$37.2	6.3%	$17.3	2.8%	$117.0	6.4%	$44.2	2.4%

Adjusted Operating Income — Americas	Three Months Ended				Nine Months Ended
	November 24, 2023		November 25, 2022		November 24, 2023		November 25, 2022
Operating income	$37.2	6.3%	$17.3	2.8%	$117.0	6.4%	$44.2	2.4%
Amortization of purchased intangible assets	3.1	0.6	5.5	0.9	9.4	0.5	13.4	0.8
Restructuring costs	0.5	0.1	10.6	1.7	1.9	0.1	15.3	0.8
Adjusted operating income	$40.8	7.0%	$33.4	5.4%	$128.3	7.0%	$72.9	4.0%
Operating income in the Americas increased by $19.9 in Q3 2024 compared to the prior year. The increase was driven by higher pricing benefits and lower restructuring costs, partially offset by the impacts of lower volume. Adjusted operating income of $40.8 in Q3 2024 represented an improvement of $7.4 compared to the prior year. Operating income in the Americas increased by $72.8 in year-to-date 2024 compared to the prior year. The increase was driven by the same factors as the quarter. Adjusted operating income of $128.3 in year-to-date 2024 represented an improvement of $55.4 compared to the prior year.
The Americas revenue represented 75.3% of consolidated revenue in Q3 2024. In Q3 2024, revenue decreased by $33.7 or 5% compared to the prior year. Approximately $70 of the decline was related to lower volume, partially offset by approximately $35 related to higher pricing benefits. On an organic basis, revenue declined $24.7 or 4% in Q3 2024 compared to the prior year. The Americas revenue represented 77.1% of consolidated revenue in year-to-date 2024. In year-to-date 2024, revenue decreased by $2.4 compared to the prior year. Compared to the prior year, the Americas revenue was impacted by approximately $170 related to lower volume (net of the impact of an acquisition and divestitures), offset by approximately $170 related to higher pricing benefits, and approximately $3 of unfavorable currency translation effects. On an organic basis, revenue declined $6.1 in year-to-date 2024 compared to the prior year.
Cost of sales as a percentage of revenue improved by 360 basis points in Q3 2024 compared to the prior year. The improvement was driven by approximately $35 of higher pricing benefits and approximately $8 from operational improvements (which included labor efficiencies and lower freight costs), partially offset by the impacts of lower volume. Cost of sales as a percentage of revenue improved by 470 basis points in year-to-date 2024 compared to the prior year. The improvement was driven by approximately $170 of higher pricing benefits and approximately $18 from operational improvements, partially offset by the impacts of lower volume and $13.1 of higher variable compensation expense.

Operating expenses increased by $0.8 in Q3 2024, or 170 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q3 2024 included:
•$6.6 of higher variable compensation expense,
•$2.1 of higher marketing, product development and sales expenses,
•$5.4 of gains related to the sale of land and other fixed assets and
•$4.7 of benefit from a decrease in the valuation of a contingent earnout liability.
Operating expenses increased by $25.4 in year-to-date 2024, or 140 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2024 included:
•$27.2 of higher variable compensation expense,
•$6.3 from an acquisition and
•$4.7 of benefit from a decrease in the valuation of a contingent earnout liability.
Operating expenses included $5.4 of gains related to the sale of land and other fixed assets and $5.1 of gains primarily related to the sale of an aircraft and other aviation assets in year-to-date 2024 compared to a $4.0 gain from the sale of land in year-to-date 2023.
International
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — International	November 24, 2023		November 25, 2022		November 24, 2023		November 25, 2022
Revenue	$191.8	100.0%	$207.1	100.0%	$546.2	100.0%	$590.3	100.0%
Cost of sales	132.6	69.2	150.5	72.7	386.3	70.7	436.3	73.9
Restructuring costs (benefits)	(0.3)	(0.2)	—	—	1.9	0.4	—	—
Gross profit	59.5	31.0	56.6	27.3	158.0	28.9	154.0	26.1
Operating expenses	51.0	26.6	53.4	25.8	168.6	30.9	161.4	27.4
Restructuring costs	1.9	1.0	—	—	14.3	2.6	—	—
Operating income (loss)	$6.6	3.4%	$3.2	1.5%	$(24.9)	(4.6)%	$(7.4)	(1.3)%

Adjusted Operating Income (Loss) — International	Three Months Ended				Nine Months Ended
	November 24, 2023		November 25, 2022		November 24, 2023		November 25, 2022
Operating income (loss)	$6.6	3.4%	$3.2	1.5%	$(24.9)	(4.6)%	$(7.4)	(1.3)%
Amortization of purchased intangible assets	1.1	0.6	1.1	0.6	3.5	0.6	3.4	0.6
Restructuring costs	1.6	0.8	—	—	16.2	3.0	—	—
Adjusted operating income (loss)	$9.3	4.8%	$4.3	2.1%	$(5.2)	(1.0)%	$(4.0)	(0.7)%
Operating income in International increased by $3.4 in Q3 2024 compared to the prior year. The increase was driven by higher pricing benefits and lower operating expenses, partially offset by the impacts of lower volume and higher restructuring costs. Adjusted operating income of $9.3 in Q3 2024 represented an increase of $5.0 compared to the prior year. The operating loss in International increased by $17.5 in year-to-date 2024 compared to the prior year. The increase was driven by the impacts of lower volume, higher restructuring costs and higher operating expenses, partially offset by higher pricing benefits. The adjusted operating loss of $5.2 in year-to-date 2024 represented a decline of $1.2 compared to the prior year.
International revenue represented 24.7% of consolidated revenue in Q3 2024. In Q3 2024, revenue decreased by $15.3 or 7% compared to the prior year. Approximately $40 related to lower volume which was partially offset by approximately $15 of higher pricing benefits and approximately $11 of favorable currency translation effects. On an organic basis, revenue declined $23.9 or 11% in Q3 2024 compared to the prior year. International revenue represented 22.9% of consolidated revenue in year-to-date 2024. In year-to-date 2024, revenue decreased by

$44.1 or 7% compared to the prior year. Approximately $100 related to lower volume (net of the impact of a divestiture) which was partially offset by approximately $40 of higher pricing benefits and approximately $14 of favorable currency translation effects. On an organic basis, revenue declined $51.8 or 9% in year-to-date 2024 compared to the prior year.
Cost of sales as a percentage of revenue improved by 350 basis points in Q3 2024 compared to the prior year. The improvement was driven by approximately $15 of higher pricing benefits, partially offset by the impacts of lower volume. Cost of sales as a percentage of revenue improved by 320 basis points in year-to-date 2024 compared to the prior year. The improvement was driven by approximately $40 of higher pricing benefits, partially offset by the impacts of lower volume.
Operating expenses decreased by $2.4 in Q3 2024 but increased by 80 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q3 2024 included $2.7 of unfavorable currency translation effects and $4.8 of benefit from a decrease in the valuation of a contingent earnout liability. Operating expenses increased by $7.2 in year-to-date 2024, or 350 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2024 included:
•$4.4 of unfavorable currency translation effects,
•$4.0 of higher variable compensation expense,
•$1.9 of higher marketing, product development and sales expenses,
•approximately $3 of higher spending in other functional areas and
•$4.8 of benefit from a decrease in the valuation of a contingent earnout liability.
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

Liquidity Sources	November 24, 2023	February 24, 2023
Cash and cash equivalents	$262.0	$90.4
Company-owned life insurance	162.6	157.3
Availability under credit facilities	271.7	269.7
Total liquidity sources available	$696.3	$517.4
As of November 24, 2023, we held a total of $262.0 in cash and cash equivalents. Of that total, 75% was located in the U.S., and 25% was located outside of the U.S., primarily in China (including Hong Kong), the United Kingdom, Mexico, India, Malaysia and Canada.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended November 24, 2023 and November 25, 2022:

	Nine Months Ended
Cash Flow Data	November 24, 2023	November 25, 2022
Net cash provided by (used in):
Operating activities	$251.3	$1.4
Investing activities	(5.2)	(127.5)
Financing activities	(74.0)	(16.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(2.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	171.9	(145.3)
Cash, cash equivalents and restricted cash, beginning of period	97.2	207.0
Cash, cash equivalents and restricted cash, end of period	$269.1	$61.7

Cash provided by operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 24, 2023	November 25, 2022
Net income	$59.8	$19.6
Depreciation and amortization	62.8	67.2
Share-based compensation	22.1	18.0
Restructuring costs	18.1	15.3
Change in fair value of contingent consideration	(9.5)	—
Changes in accounts receivable, inventories and accounts payable	95.8	(108.5)
Income taxes receivable	(4.6)	25.4
Employee compensation liabilities	17.3	17.0
Employee benefit obligations	(1.7)	(14.0)
Other	(8.8)	(38.6)
Net cash provided by operating activities	$251.3	$1.4
In year-to-date 2024, our improved operating results drove a significant increase in cash. We generated cash from working capital primarily due to decreased levels of inventory and normalized supplier lead times related to supply chain improvements and improvements in the number of days sales outstanding in accounts receivable. In year-to-date 2023, cash was used to meet working capital requirements primarily due to increased levels of inventory which were purchased to mitigate the impacts of supply chain disruptions, and we received $33.5 related to the carryback of our fiscal year 2021 tax loss in the U.S. Annual payments related to accrued variable compensation and retirement plan contributions totaled $77.3 in year-to-date 2024 compared to $32.4 in the prior year.
Cash used in investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 24, 2023	November 25, 2022
Capital expenditures	$(37.4)	$(42.8)
Proceeds from disposal of fixed assets	28.2	5.6
Acquisition, net of cash acquired	—	(105.3)
Other	4.0	15.0
Net cash used in investing activities	$(5.2)	$(127.5)
Capital expenditures in year-to-date 2024 were primarily related to investments in manufacturing operations, information technology, product development, customer-facing facilities and showrooms. In year-to-date 2024, proceeds from the disposal of fixed assets primarily included $14.9 of proceeds from the sale of an aircraft and other aviation assets and $12.5 from the sale of land. In year-to-date 2023, proceeds from the disposal of fixed assets included $5.6 of proceeds from the sale of land. Other investing activities in year-to-date 2023 included $7.5 of proceeds from the sale of an investment in an unconsolidated affiliate and $6.6 of proceeds from COLI policy maturities.
Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 24, 2023	November 25, 2022
Dividends paid	$(35.7)	$(45.6)
Borrowings on global committed bank facility	69.0	480.9
Repayments on global committed bank facility	(69.0)	(446.9)
Repayments on note payable	(32.2)	(2.1)
Other	(6.1)	(2.9)
Net cash used in financing activities	$(74.0)	$(16.6)

The following table details dividends paid per common share during each quarter of year-to-date 2024 and year-to-date 2023:

Dividend Data	First Quarter	Second Quarter	Third Quarter	Total
2024
Dividends declared and paid per common share	$0.100	$0.100	$0.100	$0.300
2023
Dividends declared and paid per common share	$0.145	$0.145	$0.100	$0.390
In year-to-date 2024, we borrowed and repaid $69.0 under our global committed bank facility to fund our operations and a balloon payment of $31.8 for a note payable that matured during Q1 2024. See Note 8 to the condensed consolidated financial statements for additional information.
Other financing activities include share repurchases. In year-to-date 2024, we repurchased 512,707 shares of Class A common stock for $4.2, and in year-to-date 2023, we repurchased 343,485 shares of Class A common stock for $3.9. All shares were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of November 24, 2023, we had $106.4 of remaining availability under share repurchase programs approved by our Board of Directors in 2016 and 2024.
Liquidity Facilities
The following table summarizes available capacity under our liquidity facilities as of November 24, 2023:

Liquidity Facilities	November 24, 2023
Global committed bank facility	$250.0
Various uncommitted facilities	21.8
Total credit lines available	271.8
Less: Borrowings outstanding	—
Less: Letters of credit	(0.1)
Available capacity	$271.7
We have a $250.0 global committed bank facility in effect through 2025. As of November 24, 2023, there were no borrowings outstanding, there were $0.1 letters of credit which reduced our availability and we were in compliance with all covenants under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $3.7 and a total foreign currency borrowing capacity of up to $18.1 as of November 24, 2023. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of November 24, 2023, there were no borrowings outstanding under these facilities.
Total consolidated debt as of November 24, 2023 was $446.1 which is made up of term notes due in 2029 with an effective interest rate of 5.6%. The term notes are unsecured, contain no financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
Our material cash requirements are subject to fluctuation based on business requirements, economic volatility or investments in strategic initiatives. Our liquidity position, funds available from COLI and under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements. As of November 24, 2023, our total liquidity, which is comprised of cash and cash equivalents and the cash surrender value of COLI, aggregated to $424.6.
As of Q3 2024, there were no significant changes in the items that we identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023.

We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures which are expected to total approximately $55 to $65 in 2024 compared to $59.1 in 2023. In addition, we fund dividend payments declared by our Board of Directors. On December 19, 2023, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q4 2024.
Critical Accounting Estimates
As of Q3 2024, there have been no changes in the items that we have identified as critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of the market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) we faced as of November 24, 2023 had not materially changed from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended February 24, 2023. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2024, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2024, no material change in interest rate risk occurred.
Commodity Price Risk
During Q3 2024, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q3 2024, no material change in fixed income and equity price risk occurred.

Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of November 24, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 24, 2023, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
08/26/2023 - 09/29/2023	14,359	$8.91	—	$6.4
09/30/2023 - 10/27/2023	68,358	$11.24	—	$106.4
10/28/2023 - 11/24/2023	—	$—	—	$106.4
Total	82,717	(2)	—
_______________________________________
(1)In January 2016, the Board of Directors approved a share repurchase program, announced on January 19, 2016, permitting the repurchase of up to $150 of shares of our common stock. In October 2023, the Board of Directors approved a share repurchase program, announced on October 30, 2023, permitting the repurchase of up to $100 of shares of our common stock. On October 30, 2023, we entered into a stock repurchase agreement with an independent third party broker under which the broker is authorized to repurchase up to 2.0 million shares of our common stock on on our behalf during the period from October 31, 2023 through February 23, 2024, subject to certain price, market and volume constraints specified in the agreement. The agreement was established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.
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
Date: December 20, 2023