Form 10-K
period 2024-02-23
STEELCASE INC
filed 2024-04-12
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 23, 2024
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 25, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $728.4 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 9, 2024, 94,458,144 shares of the registrant’s Class A Common Stock and 20,270,814 shares of the registrant’s Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be held on July 10, 2024, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 23, 2024

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
Overview
At Steelcase, our purpose is to help people do their best work by creating places that work better. Through our family of brands that includes Steelcase®, AMQ®, Coalesse®, Designtex®, HALCON™, Orangebox®, Smith System® and Viccarbe®, we offer a comprehensive portfolio of furniture and architectural products and services designed to help customers create workplaces that help people reach their full potential at work, wherever work happens. Our solutions are inspired by the insights gained from our human-centered research process. We are a global company, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 11,300 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”.
We focus on translating our research-based insights into products, applications and experiences that help organizations around the world amplify the performance of their people, teams and enterprises. We help our customers create office, healthcare and educational environments that support attraction and retention of talent, employee well-being and engagement, organizational culture and productivity, and other needs of their people, while also optimizing the value of their real estate investments. Our global scale and reach allow us to provide a consistent experience to global customers while offering local differentiation through our local dealer network and tailored solutions.
We market our products and services to businesses and organizations primarily through a network of dealers, and we also sell to consumers in markets around the world through web-based and retail distribution channels.
Strategic Priorities
Our strategic priorities align with our purpose and reflect a set of choices which we believe will position us for growth. We are focused on leading the transformation of work, where employees shift between working in the office and working remotely over the course of a week. We aim to do this by offering innovative solutions to our customers that support the growing needs for privacy, social connection and collaboration in this new era of work. We also aim to diversify the customers and markets we serve by deepening our presence in areas such as learning, health, home, and small and mid-sized customers. We are focused on creating value by using our product designs and insights to help organizations work better, through market-leading performance in our approach to people and the planet. Our strategic priorities also include profitability initiatives to drive fitness, reduce complexity and maximize efficiency, reallocating resources toward our highest priorities and maintaining a strong balance sheet to support our growth objectives.
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
•Steelcase Health, which works with leading healthcare organizations to create places that deliver greater connection, empathy and well-being for those involved in the experience of healthcare.
AMQ
AMQ offers high-quality, affordable products for collaborative environments, training rooms, private offices and work stations, including height-adjustable desking and benching, seating, screens and storage. AMQ specializes in a 30-day design-to-installation customer experience, with adaptable and modern designs that fit contemporary, active office spaces, ideal for small and mid-sized businesses.
Coalesse
Led by intuition, backed by research and driven by design, Coalesse creates thoughtful furnishings that bring new life to the modern workplace and ancillary settings. The brand blends beauty and utility into its designs to help customers make great spaces that inspire great work, by empowering social connection, creative collaboration, focus and rejuvenation.
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
Marketing Partnerships
We maintain marketing partnerships with a number of companies, including Blu Dot, Bolia, Carl Hansen & Son, Crestron, EMU, Established & Sons, Extremis, FLOS, the Frank Lloyd Wright Foundation, Goodee, Kartell, Kwickscreen, Logitech, m.a.d., Mattiazzi, Microsoft, Moduform, Moooi, Nanimarquina, PolyVision, Snowsound, Tom Dixon, VergeSense, West Elm and Zoom. These partnerships are intended to allow us to market additional products and services to our dealers and customers that are complementary to our products and services and leverage our scale. These partnerships take several forms, the most common of which involves us purchasing and reselling the partner’s products to our dealers and customers. In other situations, we market the partner’s products to our dealers and customers and receive a fee from the partner, and we may also transport and deliver those products to our dealers and customers for a fee. We also have marketing partnerships where we co-develop products with our partner that we manufacture or source from third parties or where we and our partner agree to co-market our products and services to customers. Most of our marketing partnerships are on a regional basis.
Reportable Segments
We operate on a global basis within our Americas and International reportable segments. In Q1 2024, we realigned our reportable segments for financial reporting purposes as a result of changes in how we monitor business performance and allocate resources to support our top strategic priorities. Additional information about our reportable segments, including financial information about geographic areas and specific product categories, is contained in Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 4 and Note 20 to the consolidated financial statements.
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
We serve Americas customers mainly through approximately 380 Steelcase independent and company-owned dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies and are distributed across a broad range of industries, including education, financial services, flexible real estate, government, healthcare, information technology, insurance, manufacturing and retail. In the Americas segment, no industry individually represented more than 17% of the segment's revenue in 2024.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent Steelcase dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2024, and the five largest independent Steelcase dealers collectively accounted for approximately 16% of the segment’s revenue in 2024.
The Americas office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price, service and relationships with customers, architects and designers. Our most significant competitors in the U.S. are MillerKnoll, Inc., Haworth, Inc. and HNI Corporation.
International Segment
Our International segment serves customers in Europe, the Middle East and Africa ("EMEA") and Australia, China, India, Japan, Korea and other countries in Southeast Asia ("Asia Pacific"), with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

We serve International customers mainly through approximately 390 independent and company-owned Steelcase dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. The largest independent Steelcase dealer in the International segment accounted for approximately 3% of the segment’s revenue in 2024. The five largest Steelcase independent dealers collectively accounted for approximately 10% of the segment’s revenue in 2024. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including education, financial services, flexible real estate, government, healthcare and information technology.
The office furniture markets in EMEA and Asia Pacific are highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these local competitors focus on specific product categories.
Joint Ventures and Other Equity Investments
We occasionally enter into joint ventures and other equity investments to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 23, 2024, our investments in these unconsolidated joint ventures and other equity investments totaled $55.7. Our share of the earnings from joint ventures and other equity investments is recorded in Other income, net in the Consolidated Statements of Income. See Note 12 to the consolidated financial statements for additional information.
Customer and Dealer Concentrations
Our largest customer accounted for approximately 2% of our consolidated revenue in 2024, and our five largest customers collectively accounted for approximately 6% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2024, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent Steelcase dealer accounted for more than 4% of our consolidated revenue in 2024. The five largest independent Steelcase dealers collectively accounted for approximately 12% of our consolidated revenue in 2024. We do not believe our business is dependent on any single independent dealer, the loss of which would have a sustained material adverse effect on our business.
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
Our manufacturing model is predominately make-to-order with standard lead times that typically range from four to six weeks. During 2022 and 2023, our manufacturing operations and lead times were negatively impacted by supply chain disruptions, and we increased our levels of inventory on hand to mitigate challenges associated with purchasing raw materials and components in a timely manner. During 2024, supplier lead times shortened, which enabled us to reduce our levels of inventory. We manufacture our products using lean manufacturing principles, including continuous one-piece flow and platformed processes and products, which allow us to achieve efficiencies and cost savings and minimize the amount of inventory on hand. We largely purchase direct materials and components from a global network of integrated suppliers as needed to meet demand. We also purchase finished goods manufactured by third parties predominately on a make-to-order basis.
We focus on enhancing the efficiency of our manufacturing operations, and we also seek to reduce costs through our global sourcing effort. We leverage our global presence and footprint to capture raw material and component cost savings available through lower cost suppliers around the globe. We focus on our reliability and business continuity, which may, at times, require localizing supply chains and enhancing capabilities to deliver complete and on-time orders to our customers. We also incorporate innovation, sustainability and other environmental, social and governance factors when making supplier selection decisions.

Our physical distribution system utilizes commercial transport, dedicated fleet and company-owned delivery services. We utilize a network of regional distribution centers in the Americas and EMEA to minimize freight and delivery costs and improve service to our dealers and customers.
Materials
Approximately 58% of our cost of sales in 2024 related to raw materials, components and finished goods purchased from a significant number of suppliers around the world. The raw materials that we purchase and that are used in the manufacture of the components and finished goods that we purchase include steel, petroleum-based products (including plastics and foam), aluminum, other metals, wood and particleboard. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of quality, reliability of supply and cost.
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
We incurred $48.2, $44.4 and $45.4 in research, design and development expenses in 2024, 2023 and 2022, respectively. In addition, we sometimes pay royalties to external designers of our products as the products are sold, and these costs are not included in research and development expenses.
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
We occasionally enter into license agreements under which we pay a royalty to third parties for the use of patented products, designs or process technology, none of which are considered material to our business.
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
Employees
As of February 23, 2024, we had approximately 11,300 employees, of which approximately 6,700 worked in manufacturing and distribution and approximately 280 were part-time. Additionally, we had approximately 900 temporary workers who primarily worked in manufacturing. Approximately 30 employees in the U.S. were covered by collective bargaining agreements. Outside the U.S., approximately 3,100 employees were represented by unions or workers' councils that operate to promote the interests of workers.
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
Advances in technology, changing workforce demographics, remote work, shifts in work styles and behaviors and the globalization of business have been changing the world of work and impacting the types and amounts of workplace products and services purchased by our customers. In recent years, these trends have resulted in changes such as:
•a decrease in overall demand for office furniture from corporate customers,
•an increase in demand for products that support individual privacy and focused work,
•an increase in demand for products that facilitate distributed collaboration, including those that enhance remote work experiences,
•an increase in demand for ancillary furniture for social and collaborative spaces in office settings,
•refreshment of workplace settings, and
•customer interest in a broader range of price points, quality and warranty coverage.
These trends have also had an impact on our competitive landscape, including (1) the emergence of smaller office furniture competitors, (2) increased competition from residential furniture and technology companies, (3) diversification by competitors into other industries, (4) consolidation in our industry and (5) an increase in customers outsourcing workplace management to real estate management service firms and flexible real estate providers.
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
Our revenue is generated predominantly from the office furniture industry, and demand for office furniture is influenced by macroeconomic factors, such as corporate profits, non-residential fixed investment, white-collar employment and commercial office construction and vacancy rates, which can be difficult to predict. The office furniture industry has experienced periodic major declines in demand, driven by economic downturns in the Americas, EMEA, and Asia Pacific. During these downturns, our revenue declined substantially and our profitability was significantly reduced. Our revenues and profitability can be, and currently are being, impacted by adverse changes in these macroeconomic factors. Adaptations of our business to changing macroeconomic factors can result in material restructuring costs, and if we are unsuccessful in making such adaptations, our operating results may be adversely affected.
We may not be able to successfully develop, implement and manage our growth strategies.
Our longer-term success depends on our ability to successfully develop, implement and manage our growth strategies, which include:

•developing offerings to support hybrid work, including enhanced applications to support individual privacy and focused work and partnering with technology companies to create integrated collaborative solutions,
•growing our market share with existing dealers and large corporate customers in addition to serving smaller and mid-sized customers and growing our market share in learning and healthcare environments, and
•realizing the value from acquisitions and potential investments in new acquisitions.
If these strategies to increase our revenues are not sufficient, or if we do not execute these strategies successfully, our global market share and profitability may be adversely affected.
Manufacturing, Supply Chain and Distribution Risk Factors
We can be adversely affected by changes in raw material, commodity and other input costs.
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
We manufacture most of our products on a regional basis, and as a result, we often export products from where they are manufactured to where they are sold within the region. We also source raw materials, components and finished goods from a global network of suppliers. In particular in 2024, approximately 34% of the products we sold to customers in the U.S., including U.S. government agencies, were manufactured outside of the U.S., predominantly by our subsidiaries in Mexico, which operate as maquiladoras. Changes in tariffs or trade agreements could impact the cost of importing our products into the countries where they are sold and the cost of raw materials and components sourced from other countries, which in turn could adversely impact our gross margins and our price competitiveness. In addition, changes in U.S. government procurement rules requiring a certain amount of domestic content in finished goods, or requiring finished goods to be produced in the U.S., could have an adverse impact on our business, operating results or financial condition.

The lack of redundant capabilities among our regional manufacturing facilities could adversely affect our business.
Most of our products are currently produced in only one location in each of the three geographic regions in which we operate (the Americas, EMEA and Asia Pacific), certain components are manufactured in only one location globally and our manufacturing model is predominately make-to-order. As a result, any issue which impacts the production capabilities of one of our manufacturing locations, such as natural disasters, severe weather events, pandemics, disruptions in the supply of materials or components, systems and equipment failures or disruptions caused by labor activities, could have an adverse impact on our business, operating results or financial condition.
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
We primarily sell our products in U.S. dollars and euros, but we generate some of our revenues and pay some of our expenses in other currencies. Revenue recorded in currencies other than the U.S. dollar and the euro represented approximately 11% of our consolidated revenue in 2024. While we seek to manage our foreign exchange risk largely through operational means by matching revenue with same-currency costs, our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We use foreign currency derivatives to hedge some of the near-term volatility of these exposures. There can be no assurance that such hedging will be economically effective. If we are not successful in managing currency exchange rate fluctuations, they could have an adverse effect on our business, operating results or financial condition.
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
We have net goodwill of $274.8 as of February 23, 2024. Goodwill is not amortized but is evaluated for impairment annually in Q4 or whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill, including failure to achieve projected performance from acquisitions, or declines in the market value of our equity, may result in impairment charges, which would adversely affect our results of operations.
There may be significant limitations to our utilization of net operating loss and tax credit carryforwards to offset future taxable income.
We have deferred tax assets related to net operating loss ("NOL") and tax credit carryforwards totaling $33.4 and $12.7, respectively, against which valuation allowances totaling $4.3 have been recorded. NOL carryforwards are primarily related to foreign jurisdictions. Tax credit carryforwards consist of U.S. foreign tax credits and foreign investment tax credits. We may be unable to generate sufficient taxable income from future operations in the jurisdictions in which we maintain deferred tax assets related to NOL and tax credit carryforwards, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOL and tax credit carryforwards. These deferred tax assets are recorded in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOL and tax credit carryforwards.
Changes in corporate tax laws could adversely affect our business.
We are subject to income taxes in the U.S. and various foreign jurisdictions. Our future effective tax rate could be affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities or changes in tax laws or their interpretation. In addition, such tax law changes, if enacted, could have a material adverse effect on our business, operating results or financial condition. A reduction in applicable tax rates may require us to revalue and write-down our net deferred tax assets. As of February 23, 2024, we had net deferred tax assets of $108.6, and approximately 68% of our net deferred tax assets were subject to recovery in the U.S.
General Risk Factors
Unforeseen complexity or delay in the design or implementation of our new global enterprise resource planning (“ERP”) system could adversely affect our business.
We are reliant on a global ERP system to support processes critical to our manufacturing operations, financial reporting and executive decision-making. In Q3 2024, we entered the application-development phase of a multi-year, phased implementation of a new cloud-based ERP system which is expected to replace our current ERP system and various other supporting systems for operating and financial processes. We expect to deploy the new ERP system beginning in 2026.
ERP system implementations are complex and require a significant amount of time and expenditure. Significant investment of internal and external resources has been, and will continue to be, required for successful implementation. Unforeseen complexity or delay in implementation could result in significant cost overruns and additional time investment from resources that could otherwise focus on other strategic priorities, which in turn could have an adverse effect on our business, operating results or financial condition.
The implementation of our new ERP system will also require reengineering of many of our operating and financial processes. The transformation of these processes involves risks inherent in a large-scale conversion including loss of information, significant change management, potential disruption to our normal operations and other unforeseen challenges. If the new ERP system does not operate as intended or work in concert with reengineered processes, we could experience a material adverse effect on our business, financial reporting or internal control.
We rely on the integrity and security of our information technology systems, and our business could be materially adversely impacted by extended disruptions, significant security breaches or other compromises of these systems.
We rely on information technology systems, including cloud-based systems operated by third parties, to run and manage our business and to process, maintain and safeguard information essential to our business as well as information relating to our customers, dealers, suppliers and employees. These systems are vulnerable to events beyond our reasonable control, including cyberattacks and security breaches, the need for system upgrades and support, telecommunication and internet failures, natural disasters and power loss. Such events could result in operational slowdowns, shutdowns or other difficulties; loss of revenues or market share; compromise or loss of sensitive or proprietary information; destruction or corruption of data; costs of remediation, upgrades, repair or recovery; breaches of obligations to third parties under privacy laws or contracts; or damage to our reputation or customer relationships; each of which, depending on the extent or duration of the event, could materially adversely impact our business, operating results or financial condition. In the case of systems operated by third parties, we rely on the security programs maintained by those parties. We maintain insurance coverage, which may cover some of these risks, subject to the terms and conditions of the applicable policies, but such coverage may not be available or sufficient to cover all of the losses that may arise.
We may be materially adversely affected by security breaches, errors or disruptions relating to our software and software-as-a-service offerings.
We sell enterprise resource planning software and software-as-a-service offerings to our dealers. In connection with some of these offerings, we collect and store data belonging to our dealers, and we rely on third parties, such as cloud hosting providers and other service providers, to perform some of our obligations. If the security measures we and our third-party vendors use are breached, if there are errors in our software or if there are any service interruptions caused by other events, our offerings may not operate properly, dealer data could be lost or compromised, and our dealers’ businesses may be disrupted. In such events, we may incur legal liabilities, lost business or harm to our brand reputation, which could have a material negative impact on our business, operating results or financial condition.
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
Item 1B.Unresolved Staff Comments:
None.

Item 1C.Cybersecurity:
Risk Management and Strategy
We use a combination of people, processes, and technologies to monitor and mitigate cybersecurity threats, which include end-point monitoring, vulnerability assessments and penetration testing. We leverage a variety of cybersecurity services, tools and techniques designed to identify and assess cybersecurity threats and take preemptive action to reduce and, where possible, eliminate the potential impacts.
Our cybersecurity processes are based on the cybersecurity standards set by the Center for Internet Security and the National Institute of Standards and Technology (“NIST”). We regularly engage outside assessors and consultants to identify potential cybersecurity risks and suggest best practices.
Our efforts to safeguard the confidentiality, integrity and availability of our systems and data, maintain regulatory compliance and manage our risk from cybersecurity threats include:
•maintaining a Security Operations Center to monitor and investigate activity that may be suspicious,
•staffing and managing a cybersecurity team to safeguard systems and applications,
•routinely auditing the security of critical information technology systems and services, and
•conducting regular training and simulations for all employees and contractors with access to our systems to enhance awareness and responsiveness to possible threats.
We maintain a Cybersecurity Incident Response Plan, based on NIST’s incident handling framework, to guide our response to cybersecurity threats. The plan includes procedures to triage, assess severity and remediate events in our information technology infrastructure. Annually, we engage third-party experts to conduct penetration testing inside our network.
For data and information that is maintained for us outside our network, we conduct security and privacy assessments of vendors who hold sensitive data and manage critical platforms. We maintain written agreements that govern third-party access to our network and protection of our information, and we conduct annual reviews of appropriate access. We require our suppliers to agree to our Supplier Code of Conduct which includes cybersecurity requirements. We include the assessment of cybersecurity risk as part of our overall enterprise risk management strategy.
Refer to Item 1A. Risk Factors under the heading "We rely on the integrity and security of our information technology systems, and our business could be adversely impacted by extended disruptions, significant security breaches or other compromises of these systems" for further information on the risks we face from cybersecurity threats. We believe that to date, such risks have not materially affected and are not believed to be reasonably likely to materially affect us, our business strategy, results of operations or financial condition.
Governance
The Audit Committee of our Board of Directors is responsible for the oversight of our cybersecurity risk management. At least twice per year, our Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”) provide a cybersecurity update to our Audit Committee, which includes the results of penetration testing, cybersecurity simulations and training, as well as key initiatives and the progress against those initiatives, updates on the changes in trends of cybersecurity threats and the steps management is taking to address cybersecurity risks.
Our CTO and CISO manage our cybersecurity strategy. Our CTO has over 13 years of experience in information security and risk management and reports directly to our President and Chief Executive Officer. Our CISO has over 10 years of experience in information security and risk management, including at a federal law enforcement agency, and has a Master of Science degree in Cybersecurity.
Our CTO and CISO lead our Cybersecurity Incident Response Plan management of cybersecurity incidents with a cross-functional team to assess the potential materiality of cybersecurity events and to report on the detection, analysis, containment and eradication of and recovery from such events. As the severity of events meet certain criteria, as specified by the Incident Response Plan, those events are escalated to senior levels of management and reported to our Disclosure Committee and the Audit Committee. Our Disclosure Committee is responsible for the oversight of controls and procedures related to the public disclosure of material cybersecurity incidents.

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

Segment Primarily Supported	Number of Principal Locations	Owned	Leased
Americas	13	6	7
International	9	5	4
Total	22	11	11
Item 3.Legal Proceedings:
We are involved in litigation from time to time in the ordinary course of our business. Based on known information, we do not believe we are a party to any lawsuit or proceeding that is likely to have a material adverse effect on the Company.
Item 4.Mine Safety Disclosures:
Not applicable.

Supplementary Item. Information About Our Executive Officers:
Our executive officers are:

Name	Age	Position
Sara E. Armbruster	53	President and Chief Executive Officer, Director
Donna K. Flynn	56	Vice President, Chief People Officer
Robert G. Krestakos	62	Vice President, Chief Operations Officer
Nicole C. McGrath	47	Vice President, Corporate Controller & Chief Accounting Officer
Steven D. Miller	49	Vice President, Chief Technology Officer
Lizbeth S. O’Shaughnessy	62	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Allan W. Smith, Jr.	56	Senior Vice President, President, Americas and Chief Product Officer
David C. Sylvester	59	Senior Vice President, Chief Financial Officer
Sara E. Armbruster has been President and Chief Executive Officer since October 2021. Ms. Armbruster was Executive Vice President from April 2021 to October 2021 and Vice President, Strategy, Research and Digital Transformation from February 2018 to April 2021. Ms. Armbruster has been employed by Steelcase since 2007.
Donna K. Flynn has been Vice President, Chief People Officer since February 2024. Ms. Flynn was Vice President, Global Talent Management from March 2020 to February 2024 and Vice President, WorkSpace Futures - Research from June 2015 to March 2020. Ms. Flynn has been employed by Steelcase since 2011.
Robert G. Krestakos has been Vice President, Chief Operations Officer since February 2024. Mr. Krestakos was Vice President, Global Operations from February 2015 to February 2024 and has been employed by Steelcase since 1992.
Nicole C. McGrath has been Vice President, Corporate Controller & Chief Accounting Officer since January 2023. Ms. McGrath was Vice President, Finance from January 2022 to January 2023 and Vice President, Finance - EMEA and Asia Pacific from June 2018 to January 2022. Ms. McGrath has been employed by Steelcase since 2011.
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
Allan W. Smith, Jr. has been Senior Vice President, President, Americas and Chief Product Officer since February 2024. Mr. Smith was Senior Vice President, Chief Revenue Officer from October 2021 to February 2024 and Vice President, Global Marketing from September 2013 to October 2021. Mr. Smith has been employed by Steelcase since 1991.
David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011 and has been employed by Steelcase since 1995.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is not registered under the Exchange Act and there is no established public trading market. See Note 15 to the consolidated financial statements for additional information. As of the close of business on April 9, 2024, we had outstanding 114,728,958 shares of common stock with 4,628 shareholders of record. Of these amounts, 94,458,144 shares are Class A Common Stock with 4,565 shareholders of record and 20,270,814 shares are Class B Common Stock with 63 shareholders of record.
Stock Performance Graph
The following graph shows the yearly percentage change in cumulative shareholder return, assuming a $100.00 investment on February 22, 2019. The S&P 500 Stock Index is used as a performance indicator of the overall stock market. The Peer Group consists of two companies that manufacture office furniture and have industry characteristics that we believe are similar to Steelcase. The peer group consists of HNI Corporation and MillerKnoll, Inc. Prior to their merger on July 19, 2021, the peer group included both Herman Miller, Inc. and Knoll, Inc., and prior to HNI Corporation's acquisition of Kimball International, Inc. on June 1, 2023, the peer group included both HNI Corporation and Kimball International, Inc. The returns of each company in this group are weighted by their relative market capitalization at the beginning of each fiscal year.

$200
$150
$100
$50
$0
02/22/2019
02/28/2020
02/26/2021
02/25/2022
02/24/2023
02/23/2024
S&P 500 Stock Index
Peer Group
Steelcase

Fourth Quarter Share Repurchases
The following is a summary of share repurchase activity during Q4 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
11/25/2023 - 12/29/2023	2,084	$14.11	—	$106.4
12/30/2023 - 01/26/2024	202	$12.97	—	$106.4
01/27/2024 - 02/23/2024	—	$—	—	$106.4
Total	2,286	(2)	—
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
Financial Summary
Our reportable segments consist of the Americas segment and the International segment.

Results of Operations

Statement of Operations Data— Consolidated	Year Ended
	February 23, 2024		February 24, 2023		February 25, 2022
Revenue	$3,159.6	100.0%	$3,232.6	100.0%	$2,772.7	100.0%
Cost of sales	2,142.8	67.9	2,310.7	71.5	2,011.2	72.5
Restructuring costs	4.4	0.1	2.5	0.1	—	—
Gross profit	1,012.4	32.0	919.4	28.4	761.5	27.5
Operating expenses	876.5	27.7	837.2	25.9	741.4	26.8
Restructuring costs	18.1	0.6	16.7	0.5	—	—
Operating income	117.8	3.7	65.5	2.0	20.1	0.7
Interest expense	(25.9)	(0.8)	(28.4)	(0.9)	(25.7)	(0.9)
Investment income	6.5	0.2	1.0	0.1	0.6	—
Other income, net	8.7	0.3	13.5	0.4	6.6	0.2
Income before income tax expense (benefit)	107.1	3.4	51.6	1.6	1.6	—
Income tax expense (benefit)	26.0	0.8	16.3	0.5	(2.4)	(0.1)
Net income	$81.1	2.6%	$35.3	1.1%	$4.0	0.1%
Earnings per share:
Basic	$0.68		$0.30		$0.03
Diluted	$0.68		$0.30		$0.03

Organic Revenue Growth (Decline) — Consolidated	Year Ended
	February 23, 2024	February 24, 2023
Prior year revenue	$3,232.6	$2,772.7
Acquisitions	21.8	58.9
Divestitures	(40.2)	(1.4)
Currency translation effects	14.1	(77.9)
Prior year revenue, adjusted	3,228.3	2,752.3
Current year revenue	3,159.6	3,232.6
Organic growth (decline) $	$(68.7)	$480.3
Organic growth (decline) %	(2)%	17%

Reconciliation of Operating Income to Adjusted Operating Income	Year Ended
	February 23, 2024		February 24, 2023		February 25, 2022
Operating income	$117.8	3.7%	$65.5	2.0%	$20.1	0.7%
Amortization of purchased intangible assets	17.2	0.6	22.8	0.7	14.8	0.6
Restructuring costs	22.5	0.7	19.2	0.6	—	—
Adjusted operating income	$157.5	5.0%	$107.5	3.3%	$34.9	1.3%

Adjusted Earnings Per Share	Year ended
	February 23, 2024	February 24, 2023	February 25, 2022
Earnings per share	$0.68	$0.30	$0.03
Amortization of purchased intangible assets, per share	0.15	0.19	0.13
Income tax effect of amortization of purchased intangible assets, per share	(0.04)	(0.05)	(0.03)
Restructuring costs, per share	0.19	0.16	—
Income tax effect of restructuring costs, per share	(0.05)	(0.04)	—
Adjusted earnings per share	$0.93	$0.56	$0.13
The current year results of operations are presented in comparison to the prior year within the sections below. For a discussion of the 2023 results of operations in comparison to 2022, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2023 Annual Report on Form 10-K (which was updated by Exhibit 99.1 to our Current Report on Form 8-K filed on September 22, 2023, to conform with our reportable segments reflected herein).
Overview
In 2024, our earnings improved compared to 2023, despite a decline in revenue, primarily driven by continued benefits from the pricing actions we implemented over the previous two years in response to significant inflationary pressures. Many of the supply chain disruptions we experienced in 2023 abated, and we made additional operational improvements. Volume declined year over year as industry demand remained soft. In response to the softening demand in certain markets in our International segment, we implemented restructuring actions in EMEA and Asia Pacific.
We achieved modest order growth (adjusted for the impact of divestitures and currency translation effects) in the Americas in 2024 compared to 2023, offset by order declines in International. Year-over-year order growth in the Americas improved over the course of the year, with growth of 12% in the second half of the year compared to a decline of 7% in the first half of the year. Order fulfillment patterns continued to shorten in 2024, and order backlog of approximately $625 at the end of 2024 was 8% lower than at the end of 2023.
Our liquidity increased $237.8 during 2024 driven by our improved earnings and a reduction in working capital as we decreased inventory levels as supply chain disruptions abated, and we also generated $49.4 of proceeds from the sale of fixed assets. During 2024, we invested in our business transformation initiative as we entered the application-development phase for our new ERP system. We expect to have significant additional investments and expenditures for this initiative in 2025 and expect to deploy the new ERP system beginning in 2026.
We recorded net income of $81.1 and diluted earnings per share of $0.68 in 2024 compared to net income of $35.3 and diluted earnings per share of $0.30 in 2023. Operating income of $117.8 in 2024 represented an improvement of $52.3 compared to operating income of $65.5 in the prior year. The improvement was driven by higher pricing benefits, partially offset by the impacts of lower volume and higher operating expenses. We reported adjusted operating income of $157.5 and adjusted earnings per share of $0.93 in 2024 compared to adjusted operating income of $107.5 and adjusted earnings per share of $0.56 in the prior year.
Revenue of $3,159.6 in 2024 represented a decline of $73.0 or 2% compared to the prior year. Revenue declined by approximately 9% due to lower volume (net of the impact of an acquisition and divestitures), which was partially offset by approximately 6% revenue growth from higher pricing benefits and $14.1 of favorable currency translation effects. Revenue decreased by 1% in the Americas and 7% in International. On an organic basis, revenue in 2024 represented a decline of 2% compared to the prior year, with revenue approximately flat in the Americas and an 8% decline in International.
Cost of sales as a percentage of revenue improved by 360 basis points in 2024 compared to the prior year. The improvement was driven by the higher pricing benefits partially offset by the impacts of lower volume, unfavorable business mix and $15.3 of higher variable compensation expense. We also realized approximately $24 of savings from operational improvements, which were mostly offset by higher employee costs. Cost of sales as a percentage of revenue improved by 380 basis points in the Americas and by 300 basis points in International.

Operating expenses increased by $39.3 in 2024, or 180 basis points as a percentage of revenue, compared to the prior year. Operating expenses in 2024 included:
•$36.4 of higher variable compensation expense,
•$11.0 of higher information technology costs primarily related to our business transformation initiative,
•$9.5 of higher marketing, product development and sales expenses,
•$6.3 from an acquisition and
•approximately $6 of unfavorable currency translation effects,
•partially offset by $7.5 of savings related to our customer aviation function and a $6.6 decrease from divestitures.
Operating expenses included $4.8 of gains related to the sale of land and other fixed assets and $6.1 of gains primarily related to the sale of aircraft and other aviation assets in 2024 compared to $12.9 of gains on sales of fixed assets, primarily land, in 2023. In addition, operating expenses in 2024 reflected a $9.5 benefit from a decrease in the valuation of a contingent earnout liability compared to $5.2 of expense from an increase in the valuation of a contingent earnout liability in 2023. See Note 7 to the consolidated financial statements for additional information.
We recorded restructuring costs of $22.5 in 2024 compared to $19.2 in 2023. See Note 21 to the consolidated financial statements for additional information.
Our 2024 effective tax rate was 24.3% compared to a 2023 effective tax rate of 31.6%. See Note 16 to the consolidated financial statements for additional information.
Interest Expense, Investment Income and Other Income, Net

Interest Expense, Investment Income and Other Income, Net	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Interest expense	$(25.9)	$(28.4)	$(25.7)
Investment income	6.5	1.0	0.6
Other income, net:
Equity in income of unconsolidated affiliates	13.5	12.5	8.0
Foreign exchange gains (losses)	(1.0)	1.8	1.1
Net periodic pension and post-retirement expense, excluding service cost	(0.6)	(1.1)	(0.7)
Miscellaneous income (expense), net	(3.2)	0.3	(1.8)
Total other income, net	8.7	13.5	6.6
Total interest expense, investment income and other income, net	$(10.7)	$(13.9)	$(18.5)
Investment income increased by $5.5 in 2024 compared to 2023 due to a higher level of cash and cash equivalents and improved investment returns. Miscellaneous income (expense), net included a $1.7 impairment on a cost method investment in 2024 and included a $2.2 gain on the sale of an investment in an unconsolidated affiliate in 2023.

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

Statement of Operations Data— Americas	Year Ended
	February 23, 2024		February 24, 2023		February 25, 2022
Revenue	$2,419.8	100.0%	$2,436.2	100.0%	$1,995.1	100.0%
Cost of sales	1,618.5	66.9	1,722.1	70.7	1,448.7	72.6
Restructuring costs	2.2	0.1	2.5	0.1	—	—
Gross profit	799.1	33.0	711.6	29.2	546.4	27.4
Operating expenses	654.2	27.0	617.5	25.3	525.2	26.3
Restructuring costs	1.1	0.1	16.7	0.7	—	—
Operating income	$143.8	5.9%	$77.4	3.2%	$21.2	1.1%

Organic Revenue Growth (Decline) — Americas	Year Ended
	February 23, 2024	February 24, 2023
Prior year revenue	$2,436.2	$1,995.1
Acquisitions	21.8	52.7
Divestitures	(29.7)	(0.2)
Currency translation effects	(3.1)	(4.2)
Prior year revenue, adjusted	2,425.2	2,043.4
Current year revenue	2,419.8	2,436.2
Organic growth (decline) $	$(5.4)	$392.8
Organic growth (decline) %	—%	19%

Reconciliation of Operating Income to Adjusted Operating Income - Americas	Year Ended
	February 23, 2024		February 24, 2023		February 25, 2022
Operating income	$143.8	5.9%	$77.4	3.2%	$21.2	1.1%
Amortization of purchased intangible assets	12.5	0.5	18.2	0.7	10.5	0.5
Restructuring costs	3.3	0.2	19.2	0.8	—	—
Adjusted operating income	$159.6	6.6%	$114.8	4.7%	$31.7	1.6%
Operating income in the Americas increased by $66.4 in 2024 compared to the prior year. The increase was driven by higher pricing benefits and lower restructuring costs, partially offset by the impacts of lower volume and higher operating expenses. Adjusted operating income of $159.6 in 2024 represented an improvement of $44.8 compared to the prior year.
The Americas revenue represented 76.6% of consolidated revenue in 2024. In 2024, revenue decreased by $16.4 or 1% compared to the prior year. Revenue declined by approximately 7% due to lower volume (net of the impact of an acquisition and divestitures), which was partially offset by approximately 6% revenue growth from higher pricing benefits. On an organic basis, revenue declined $5.4 in 2024 compared to the prior year.
Cost of sales as a percentage of revenue improved by 380 basis points in 2024 compared to the prior year. The improvement was driven by the higher pricing benefits partially offset by the impacts of lower volume, unfavorable business mix and $14.4 of higher variable compensation expense. We also realized approximately $23 of savings from operational improvements, which were mostly offset by higher employee costs.

Operating expenses increased by $36.7 in 2024, or 170 basis points as a percentage of revenue, compared to the prior year. Operating expenses in 2024 included:
•$32.2 of higher variable compensation expense
•$10.6 of higher information technology costs primarily related to our business transformation initiative,
•$8.4 of higher marketing, product development and sales expenses and
•$6.3 from an acquisition,
•partially offset by $7.5 of savings related to our customer aviation function and a $5.4 decrease from divestitures.
Operating expenses in 2024 also included $4.2 of gains related to the sale of land and other fixed assets and $6.1 of gains primarily related to the sale of aircraft and other aviation assets compared to $12.9 of gains on sales of fixed assets, primarily land, in 2023. In addition, operating expenses in 2024 reflected a $4.7 benefit from a decrease in the valuation of a contingent earnout liability compared to $2.6 of expense from an increase to this liability in 2023.
International
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

Statement of Operations Data — International	Year Ended
	February 23, 2024		February 24, 2023		February 25, 2022
Revenue	$739.8	100.0%	$796.4	100.0%	$777.6	100.0%
Cost of sales	524.3	70.9	588.6	73.9	562.5	72.3
Restructuring costs	2.2	0.3	—	—	—	—
Gross profit	213.3	28.8	207.8	26.1	215.1	27.7
Operating expenses	222.3	30.0	219.7	27.6	216.2	27.8
Restructuring costs	17.0	2.3	—	—	—	—
Operating loss	$(26.0)	(3.5)%	$(11.9)	(1.5)%	$(1.1)	(0.1)%

Organic Revenue Growth (Decline) — International	Year Ended
	February 23, 2024	February 24, 2023
Prior year revenue	$796.4	$777.6
Acquisitions	—	6.2
Divestitures	(10.5)	(1.2)
Currency translation effects	17.2	(73.7)
Prior year revenue, adjusted	803.1	708.9
Current year revenue	739.8	796.4
Organic growth (decline) $	$(63.3)	$87.5
Organic growth (decline) %	(8)%	12%

Reconciliation of Operating Loss to Adjusted Operating Income (Loss) - International	Year Ended
	February 23, 2024		February 24, 2023		February 25, 2022
Operating loss	$(26.0)	(3.5)%	$(11.9)	(1.5)%	$(1.1)	(0.1)%
Amortization of purchased intangible assets	4.7	0.6	4.6	0.6	4.3	0.5
Restructuring costs	19.2	2.6	—	—	—	—
Adjusted operating income (loss)	$(2.1)	(0.3)%	$(7.3)	(0.9)%	$3.2	0.4%

The operating loss in International increased by $14.1 in 2024 compared to the prior year. The increase was driven by restructuring costs and the impacts of lower volume, partially offset by higher pricing benefits. The adjusted operating loss of $2.1 in 2024 represented an improvement of $5.2 compared to the prior year.
International revenue represented 23.4% of consolidated revenue in 2024. In 2024, revenue decreased by $56.6 or 7% compared to the prior year. Revenue declined by approximately 16% due to lower volume (net of the impact of a divestiture), which was partially offset by 7% revenue growth from higher pricing benefits and approximately $17 of favorable currency translation effects. On an organic basis, revenue declined $63.3 or 8% in 2024 compared to the prior year.
Cost of sales as a percentage of revenue improved by 300 basis points in 2024 compared to the prior year. The improvement was driven by the higher pricing benefits, lower overhead costs and additional operational improvements partially offset by the impacts of lower volume.
Operating expenses increased by $2.6, or 240 basis points as a percentage of revenue in 2024, compared to the prior year. Operating expenses in 2024 included:
•approximately $6 of unfavorable currency translation effects and
•$4.2 of higher variable compensation expense associated with the improvement in our consolidated results.
Operating expenses in 2024 reflected a $4.8 benefit from a decrease in the valuation of a contingent earnout liability compared to $2.6 of expense from an increase to this liability in 2023.
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

Liquidity Sources	February 23, 2024	February 24, 2023
Cash and cash equivalents	$318.6	$90.4
Company-owned life insurance	166.9	157.3
Availability under credit facilities	321.8	269.7
Total liquidity sources available	$807.3	$517.4
As of February 23, 2024, we held a total of $318.6 in cash and cash equivalents. Of that total, 85% was located in the U.S. and the remaining 15%, or $48.8, was located outside of the U.S., primarily in China (including Hong Kong), Mexico, India, the U.K. and Malaysia.
Company-owned life insurance ("COLI") investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a long-term funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations. See Note 10 to the consolidated financial statements for additional information.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Net cash flow provided by (used in):
Operating activities	$308.7	$89.4	$(102.6)
Investing activities	6.1	(134.8)	(65.5)
Financing activities	(85.9)	(62.9)	(120.0)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.5)	(0.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	228.7	(109.8)	(288.6)
Cash, cash equivalents and restricted cash, beginning of period	97.2	207.0	495.6
Cash, cash equivalents and restricted cash, end of period	$325.9	$97.2	$207.0

Cash provided by (used in) operating activities

Cash Flow Data — Operating Activities	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Net income	$81.1	$35.3	$4.0
Depreciation and amortization	83.6	90.0	83.2
Restructuring costs	22.5	19.2	—
Changes in accounts receivable, inventories and accounts payable	119.9	(71.0)	(145.4)
Income taxes receivable	(6.2)	36.4	7.8
Employee compensation liabilities	31.1	29.4	(19.3)
Employee benefit obligations	5.9	(12.4)	(15.4)
Customer deposits	(4.1)	(24.9)	18.4
Other	(25.1)	(12.6)	(35.9)
Net cash provided by (used in) operating activities	$308.7	$89.4	$(102.6)
In 2024, our improved operating results drove a significant increase in cash. Additionally, we generated cash from working capital primarily due to decreased levels of inventory and normalized supplier lead times related to supply chain improvements and improvements in the number of days sales outstanding in accounts receivable. In 2023, cash was used to meet working capital requirements primarily due to increased levels of inventory, which were purchased to mitigate the impacts of supply chain disruptions, and we received $33.5 related to the carryback of our 2021 tax loss in the U.S. Annual payments related to accrued variable compensation and retirement plan contributions totaled $77.3 in 2024 compared to $32.4 in the prior year.
Cash provided by (used in) investing activities

Cash Flow Data — Investing Activities	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Capital expenditures	$(47.1)	$(59.1)	$(60.5)
Proceeds from disposal of fixed assets	49.4	9.9	17.4
Acquisition, net of cash acquired	—	(105.3)	(32.6)
Other	3.8	19.7	10.2
Net cash provided by (used in) investing activities	$6.1	$(134.8)	$(65.5)
Capital expenditures in 2024 primarily related to investments in manufacturing operations, information technology, and customer-facing facilities and showrooms. In 2024, proceeds from the disposal of fixed assets primarily included $36.0 of proceeds from the sale of aircraft and other aviation assets and $12.5 from the sale of fixed assets and land. In 2023, proceeds from the disposal of fixed assets included $7.0 related to the sale of land and other investing activities included $12.2 of proceeds from COLI policies.
Cash used in financing activities

Cash Flow Data — Financing Activities	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Dividends paid	$(47.6)	$(57.3)	$(62.6)
Common stock repurchases	(4.2)	(3.9)	(55.2)
Repayments on note payable	(32.2)	(2.7)	(2.6)
Other	(1.9)	1.0	0.4
Net cash used in financing activities	$(85.9)	$(62.9)	$(120.0)

The following table details dividends paid per common share during each quarter of 2024 and 2023:

Dividend Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2024
Dividends declared and paid per common share	$0.100	$0.100	$0.100	$0.100	$0.400
2023
Dividends declared and paid per common share	$0.145	$0.145	$0.100	$0.100	$0.490
During 2024 and 2023, we made common stock repurchases of $4.2 and $3.9, respectively, all of which related to our Class A Common Stock and were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
During 2024, we made a balloon payment of $31.8 for a note payable that matured during Q1 2024. See Note 13 to the consolidated financial statements for additional information.
As of February 23, 2024, we had $106.4 of remaining availability under the share repurchase programs approved by our Board of Directors in 2016 and 2024.
Liquidity Facilities
Our total liquidity facilities as of February 23, 2024 were as follows:

Liquidity Facilities	February 23, 2024
Global committed bank facility	$300.0
Various uncommitted facilities	21.9
Total credit lines available	321.9
Less: Borrowings outstanding	—
Less: Letters of credit	(0.1)
Available capacity	$321.8
We have a $300.0 global committed bank facility in effect through 2029. As of February 23, 2024, there were no borrowings outstanding under the facility, there were $0.1 in letters of credit reducing our availability and we were in compliance with all covenants under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $3.8 and a total foreign currency borrowing capacity of up to $18.1 as of February 23, 2024. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of February 23, 2024, there were no borrowings outstanding under these uncommitted facilities.
Total consolidated debt as of February 23, 2024 was $446.3 which consists of term notes due in 2029 with an effective interest rate of 5.6%. The term notes are unsecured and contain no financial covenants.
See Note 13 to the consolidated financial statements for additional information.
Liquidity Outlook
As of February 23, 2024, our total liquidity, which is comprised of cash and cash equivalents and the net cash surrender value of COLI, aggregated to $485.5. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known and foreseeable liquidity needs, including our material cash requirements.

Material Cash Requirements
Our material committed cash requirements are as follows:
•Debt: We have no principal obligations on our debt during 2025 through 2028 and $446.3 due in 2029. Interest obligations on our debt are estimated to be approximately $23 in each year until maturity. See Note 13 to the consolidated financial statements for additional information.
•Operating leases: We have commitments related to corporate offices, sales offices, showrooms, manufacturing and distribution facilities, vehicles and equipment under non-cancelable operating leases that expire at various dates through 2035. Minimum payments under our operating lease obligations are estimated to be $52.3 during 2025 and $154.6 thereafter. See Note 18 to the consolidated financial statements for additional information.
•Employee benefit and compensation obligations: We have obligations related to contributions and benefit payments expected to be made for post-retirement, pension and defined contribution plans and deferred compensation plans. Our obligations related to post-retirement benefit plans are not contractual, and the plans could be amended at the discretion of our Compensation Committee. Payments related to post-retirement and pension plans are estimated to be $8.3 during 2025 and $56.3 from 2026 through 2034. Our deferred compensation obligations are estimated to be $4.9 during 2025 and $44.3 thereafter. See Note 14 to the consolidated financial statements for additional information.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures, which are expected to be approximately $40 to $50 in 2025. We also expect to incur approximately $35 in 2025 of capitalizable costs for cloud computing arrangements related to the implementation of our new ERP system. See Note 2 to the consolidated financial statements for additional information on our accounting policy related to cloud computing arrangements. In addition, we fund dividend payments as and when approved by our Board of Directors. On March 20, 2024, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q1 2025.
The amounts included above are as of February 23, 2024. Our material cash requirements are subject to fluctuation based on business requirements, economic volatility or investments in strategic initiatives. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements and accompanying notes. Our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates and assumptions that affect amounts reported and disclosed in the consolidated financial statements and accompanying notes. Although these estimates are based on historical data and management’s knowledge of current events and actions it may undertake in the future, actual results may differ from the estimates if different conditions occur. The accounting estimates that typically involve a higher degree of judgment and complexity are listed and explained below. These estimates were discussed with the Audit Committee of our Board of Directors and affect both of our segments.
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

Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of each reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment charge. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2024, we evaluated goodwill using nine reporting units: the Americas, EMEA, Asia Pacific, Designtex, AMQ, Smith System, Orangebox U.K., Viccarbe and HALCON.
During Q4 2024, we performed our annual impairment assessment of goodwill in our reporting units. In the test for potential impairment, we measured the estimated fair values of our reporting units under an income-based approach by using a discounted cash flow (“DCF”) valuation method. The DCF analysis calculated the present value of projected cash flows and a residual value using discount rates that ranged from 11% to 13%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our DCF valuations, such as discount rates, forecasted revenue growth rates, expected operating margins and estimated capital investment, are consistent with our internal projections as of the time of the assessment. These assumptions could change over time, which may result in future impairment charges. We corroborated the results of the DCF analysis with a market-based approach that used observable comparable company information to support the appropriateness of the fair value estimates. There were no impairment charges recorded for any reporting units in 2024. If we had concluded that it was appropriate to increase the discount rate in our analysis by 100 basis points to estimate the fair value of each reporting unit, the fair value of each of our reporting units would still have exceeded its carrying value.
As of February 23, 2024, we had remaining goodwill recorded on our Consolidated Balance Sheet as follows:

Reportable Segment	Goodwill
Americas	$266.1
International	8.7
Total	$274.8
As of the valuation date, the fair value of each reporting unit exceeded its carrying value by at least 40%. See Note 2 and Note 11 to the consolidated financial statements for additional information.
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
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence. These expectations require significant judgment and are developed using forecasts of future taxable income that are consistent with the internal plans and estimates we are using to manage the underlying business as of the time of the evaluation. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. A 1% change in statutory tax rates used to compute our deferred tax assets and liabilities would have increased or decreased our income tax expense in 2024 by approximately $3.9.
Future tax benefits are recognized to the extent that realization of these benefits is considered more likely than not. As of February 23, 2024, we recorded tax benefits from net operating loss carryforwards of $33.4. We also have recorded valuation allowances totaling $4.3 against these assets, which reduced our recorded tax benefit to $29.1. It is considered more likely than not that a $29.1 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance would be established or adjusted. A change in judgment regarding our expected ability to realize deferred tax assets would be accounted for as a discrete tax expense or benefit in the period in which it occurs.
Additionally, we have deferred tax assets related to tax credit carryforwards of $12.7 comprised primarily of U.S. foreign tax credits and investment tax credits granted by the Czech Republic. The U.S. foreign tax credit carryforward period is 10 years. Utilization of foreign tax credits is restricted to 21% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income and expect to utilize $9.4 of excess foreign tax credits within the allowable carryforward periods. The carryforward period for the Czech Republic investment tax credits is also 10 years. We have projected our pretax earnings in the Czech Republic and expect to utilize the $3.3 of credits within the allowable carryover period. Valuation allowances are recorded to the extent realization of the tax credit carryforwards is not more likely than not.
See Note 16 to the consolidated financial statements for additional information.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 23, 2024 and February 24, 2023, the fair value of plan assets, benefit plan obligations and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 23, 2024	February 24, 2023	February 23, 2024	February 24, 2023
Fair value of plan assets	$22.8	$22.4	$—	$—
Benefit plan obligations	52.5	53.9	27.2	27.5
Funded status	$(29.7)	$(31.5)	$(27.2)	$(27.5)
The post-retirement medical and life insurance plans are unfunded. As of February 23, 2024, approximately 73% of our unfunded defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee of our Board of Directors. The post-retirement medical and life insurance plans were frozen to new participants in 2003. The non-qualified supplemental retirement plan was frozen to new participants in 2016, and the benefits were capped for existing participants. A portion of our investments in whole life and variable life COLI policies with a net cash surrender value of $166.9 as of February 23, 2024 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies are recorded in operating expenses, but have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
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
To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high-quality corporate bonds as of the measurement date (the Ryan ALM Top Third curve). The measurement dates for our retiree benefit plans are consistent with the last day in February. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of February. In 2024, the weighted average discount rate used to determine the estimated fair value of our defined benefit pension plan obligations and the weighted-average discount rate used to determine the estimated fair value of our post-retirement plan obligations remained consistent compared to the prior year.

Based on consolidated benefit obligations as of February 23, 2024, a one percentage point decline in the discount rate used for benefit plan measurement purposes would have changed the 2024 consolidated benefit obligations by approximately $8. All obligation-related actuarial gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying healthcare cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 23, 2024, our initial rate of 7.00% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. Our consolidated net unamortized prior service costs of $0.9 and net actuarial losses of $9.1 related to our defined benefit pension plans and net actuarial gains of $14.6 related to our post-retirement plans, are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales and cost commitments, anticipated sales and purchases, assets and liabilities denominated in currencies other than the functional currency of the operating entity. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We transacted business globally in 15 primary currencies in 2024 and 2023, of which the most significant were the U.S. dollar, the euro, the Canadian dollar, the U.K. pound sterling, the Mexican peso, the Chinese renminbi, the Indian rupee, the Australian dollar and the Malaysian ringgit. Revenue from foreign locations represented approximately 29% of our consolidated revenue in 2024 and approximately 30% in 2023. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often netted with offsetting exposures at other entities or hedged with foreign currency derivatives. We do not use foreign currency derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by approximately $16.5 in 2024 and by approximately $14.3 in 2023. These estimates assume no changes other than the U.S. dollar exchange rate itself. However, this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is completed using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 23, 2024 and February 24, 2023, the cumulative net currency translation adjustments reduced shareholders’ equity by $68.5 and $76.0, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income, net in the Consolidated Statements of Income. In 2024, net foreign currency exchange losses were $1.0, and in 2023, net foreign currency exchange gains were $1.8.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our cash and cash equivalents and short-term and long-term borrowings. Our cash equivalents are primarily held in money market funds invested in U.S. government debt securities. The risk on our short-term and long-term borrowings was primarily related to a floating interest rate loan that was repaid in 2024. The loan had a balance of $32.2 as of February 24, 2023. The loan bore a floating interest rate based on 30-day LIBOR plus 1.20%.
We estimate a 1% increase in interest rates would have increased our net income by approximately $1 in 2024 and by less than $1 in 2023, primarily as a result of higher interest income on our cash equivalents and borrowings. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes and our borrowings and investment balances can fluctuate throughout the year.
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
As a result of changes in commodity costs, cost of sales decreased by approximately $14 during 2024 and increased by approximately $150 in 2023. The decrease in commodity costs during 2024 was driven primarily by material commodities and fuel. The increase in commodity costs during 2023 was driven primarily by commodities, fuel and logistics. We estimate that an additional 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $11 in 2024 and by approximately $13 in 2023. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the net cash surrender value associated with our investments in variable life COLI policies, which totaled $60.0 as of February 23, 2024. Our variable life COLI policies were allocated at approximately 60% fixed income and 40% equity investments as of February 23, 2024.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income by approximately $3 in 2024 and approximately $4 in 2023. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations, and the related earnings associated with these obligations are driven by participant investment elections that often include equity market allocations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by reductions in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 23, 2024.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 23, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 23, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 23, 2024, of the Company and our report dated April 12, 2024, expressed an unqualified opinion on those financial statements.
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
April 12, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the "Company") as of February 23, 2024 and February 24, 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended February 23, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 23, 2024 and February 24, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 23, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 23, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to discount rates, forecasted revenue growth rates and expected operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company corroborates the results determined using an income-based approach with a market-based approach that uses observable comparable company information to support the appropriateness of the fair value estimates. Based on the results of the Company’s annual goodwill impairment evaluation, the Company concluded that no goodwill impairment existed for the year ended February 23, 2024. The consolidated goodwill balance was $274.8 million as of February 23, 2024, of which $31.5 million was allocated to the AMQ Reporting Unit (“AMQ”).

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
April 12, 2024

We have served as the Company's auditor since 2009.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Revenue	$3,159.6	$3,232.6	$2,772.7
Cost of sales	2,142.8	2,310.7	2,011.2
Restructuring costs	4.4	2.5	—
Gross profit	1,012.4	919.4	761.5
Operating expenses	876.5	837.2	741.4
Restructuring costs	18.1	16.7	—
Operating income	117.8	65.5	20.1
Interest expense	(25.9)	(28.4)	(25.7)
Investment income	6.5	1.0	0.6
Other income, net	8.7	13.5	6.6
Income before income tax expense (benefit)	107.1	51.6	1.6
Income tax expense (benefit)	26.0	16.3	(2.4)
Net income	$81.1	$35.3	$4.0
Earnings per share:
Basic	$0.68	$0.30	$0.03
Diluted	$0.68	$0.30	$0.03
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Net income	$81.1	$35.3	$4.0

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	0.7	(0.5)	—
Pension and other post-retirement liability adjustments	(4.5)	5.5	15.3
Derivative amortization	1.3	1.3	1.3
Foreign currency translation adjustments	7.5	(26.6)	(23.3)
Total other comprehensive income (loss), gross	5.0	(20.3)	(6.7)

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	(0.2)	0.1	—
Pension and other post-retirement liability adjustments	1.1	(1.4)	(3.5)
Derivative amortization	(0.3)	(0.3)	(0.4)
Foreign currency translation adjustments	—	—	—
Total other comprehensive income (loss), tax (expense) benefit	0.6	(1.6)	(3.9)

Other comprehensive income (loss), net:
Unrealized gain (loss) on investment	0.5	(0.4)	—
Pension and other post-retirement liability adjustments	(3.4)	4.1	11.8
Derivative amortization	1.0	1.0	0.9
Foreign currency translation adjustments	7.5	(26.6)	(23.3)
Total other comprehensive income (loss), net	5.6	(21.9)	(10.6)
Comprehensive income (loss)	$86.7	$13.4	$(6.6)
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 23, 2024	February 24, 2023
ASSETS
Current assets:
Cash and cash equivalents	$318.6	$90.4
Accounts receivable, net of allowance of $6.2 and $6.5	338.3	373.3
Inventories, net	231.0	319.7
Prepaid expenses	31.9	28.9
Assets held for sale	—	29.0
Other current assets	39.6	42.7
Total current assets	959.4	884.0
Property, plant and equipment, net of accumulated depreciation of $1,119.2 and $1,088.6	352.9	376.5
Company-owned life insurance ("COLI")	166.9	157.3
Deferred income taxes	115.8	117.3
Goodwill	274.8	276.8
Other intangible assets, net of accumulated amortization of $115.0 and $97.6	94.6	111.2
Investments in unconsolidated affiliates	55.7	51.1
Right-of-use operating lease assets	168.6	198.3
Other assets	48.0	30.3
Total assets	$2,236.7	$2,202.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$211.3	$203.5
Short-term borrowings and current portion of long-term debt	—	35.7
Current operating lease obligations	45.1	44.7
Employee compensation	166.1	120.0
Employee benefit plan obligations	39.9	31.2
Accrued promotions	19.4	26.7
Customer deposits	44.8	50.8
Other current liabilities	80.5	90.7
Total current liabilities	607.1	603.3
Long-term liabilities:
Long-term debt less current maturities	446.3	445.5
Employee benefit plan obligations	104.5	103.0
Long-term operating lease obligations	138.6	169.9
Other long-term liabilities	53.1	54.9
Total long-term liabilities	742.5	773.3
Total liabilities	1,349.6	1,376.6
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 93,935,016 and 92,574,308 issued and outstanding	—	—
Class B common stock-no par value, convertible into Class A common stock on a one-for-one basis; 475,000,000 shares authorized, 20,292,356 and 20,414,413 issued and outstanding	—	—
Additional paid-in capital	41.2	19.4
Accumulated other comprehensive income (loss)	(66.9)	(72.5)
Retained earnings	912.8	879.3
Total shareholders’ equity	887.1	826.2
Total liabilities and shareholders’ equity	$2,236.7	$2,202.8
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Changes in common shares outstanding:
Common shares outstanding, beginning of period	112,988,721	112,109,294	114,908,676
Common stock issuances	131,013	109,090	61,360
Common stock repurchases	(514,993)	(352,700)	(4,096,802)
Performance and restricted stock units issued as common stock	1,622,631	1,123,037	1,236,060
Common shares outstanding, end of period	114,227,372	112,988,721	112,109,294

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$19.4	$1.5	$12.5
Common stock issuances	1.1	1.0	0.8
Common stock repurchases	(4.2)	(3.9)	(28.9)
Performance and restricted stock units expense	24.9	20.8	17.1
Paid-in capital, end of period	41.2	19.4	1.5

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(72.5)	(50.6)	(40.0)
Other comprehensive income (loss)	5.6	(21.9)	(10.6)
Accumulated other comprehensive income (loss), end of period	(66.9)	(72.5)	(50.6)

Changes in retained earnings:
Retained earnings, beginning of period	879.3	901.3	988.0
Net income	81.1	35.3	4.0
Dividends paid	(47.6)	(57.3)	(62.6)
Common stock repurchases	—	—	(26.3)
Performance and restricted stock units expense (credit)	—	—	(1.8)
Retained earnings, end of period	912.8	879.3	901.3
Total shareholders' equity	$887.1	$826.2	$852.2
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
OPERATING ACTIVITIES
Net income	$81.1	$35.3	$4.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	83.6	90.0	83.2
Restructuring costs	22.5	19.2	—
Gain on sale of fixed assets	(10.9)	(12.9)	(15.1)
Share-based compensation	26.0	21.8	16.1
Other	(15.0)	(1.0)	(19.1)
Changes in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	21.7	(43.7)	(74.9)
Inventories	88.3	12.0	(133.4)
Income taxes receivable	(6.2)	36.4	7.8
Other assets	(7.5)	(6.8)	(8.9)
Accounts payable	9.9	(39.3)	62.9
Employee compensation liabilities	31.1	29.4	(19.3)
Employee benefit obligations	5.9	(12.4)	(15.4)
Customer deposits	(4.1)	(24.9)	18.4
Accrued expenses and other liabilities	(17.7)	(13.7)	(8.9)
Net cash provided by (used in) operating activities	308.7	89.4	(102.6)
INVESTING ACTIVITIES
Capital expenditures	(47.1)	(59.1)	(60.5)
Proceeds from disposal of fixed assets	49.4	9.9	17.4
Acquisition, net of cash acquired	—	(105.3)	(32.6)
Other	3.8	19.7	10.2
Net cash provided by (used in) investing activities	6.1	(134.8)	(65.5)
FINANCING ACTIVITIES
Dividends paid	(47.6)	(57.3)	(62.6)
Common stock repurchases	(4.2)	(3.9)	(55.2)
Borrowings on global committed bank facility	69.0	565.2	—
Repayments on global committed bank facility	(69.0)	(565.2)	—
Repayments on note payable	(32.2)	(2.7)	(2.6)
Other	(1.9)	1.0	0.4
Net cash used in financing activities	(85.9)	(62.9)	(120.0)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.5)	(0.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	228.7	(109.8)	(288.6)
Cash and cash equivalents and restricted cash, beginning of period (1)	97.2	207.0	495.6
Cash and cash equivalents and restricted cash, end of period (2)	$325.9	$97.2	$207.0
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$33.1	$(16.6)	$2.5
Interest paid, net of amounts capitalized	$24.0	$26.2	$23.2
_______________________________________
(1)These amounts include restricted cash of $6.8, $6.1 and $5.8 as of February 24, 2023, February 25, 2022 and February 26, 2021, respectively.
(2)These amounts include restricted cash of $7.3, $6.8 and $6.1 as of February 23, 2024, February 24, 2023 and February 25, 2022, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims. The restricted cash balance is included as part of Other assets on the Consolidated Balance Sheets.
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF OPERATIONS
Steelcase is a global leader in furnishing the work experience in office environments. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 11,300 employees. We operate manufacturing and distribution center facilities in 22 principal locations. We distribute products through various channels, including Steelcase independent and company-owned dealers in approximately 770 locations throughout the world. We operate under the Americas and International reportable segments. See Note 20 for additional information related to our reportable segments.
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
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal years ended February 23, 2024, February 24, 2023, and February 25, 2022 contained 52 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a month or specific date reference. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 23, 2024 and February 24, 2023 was $7.3 and $6.8, respectively, and consisted primarily of funds held in escrow for potential future workers’ compensation and product liability claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Inventories
Inventories are stated at the lower of cost or net realizable value. The Americas segment primarily uses the last in, first out (“LIFO”) and the first in, first out ("FIFO") methods to value its inventories. The International segment values inventories primarily using FIFO. See Note 8 for additional information.
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
Cloud Computing Arrangements
We capitalize implementation costs of a cloud computing arrangement with a useful life greater than one year consistent with the capitalization criteria used for internal-use software. Costs incurred during the application-development phase, subject to certain exceptions, are capitalized after the preliminary project phase is completed and management commits to funding the project. Capitalized costs include fees paid to consultants to implement the software, payroll and payroll-related costs of employees to the extent of the time spent directly on the project and interest costs, if appropriate. Capitalized costs are recorded to Prepaid expenses and Other assets on the Consolidated Balance Sheets and within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalization of costs ceases at the point when the software associated with the cloud computing arrangement is ready for its intended use. Subsequent enhancements or upgrades are capitalized only to the extent that they add significant new functionality, and maintenance costs are expensed as incurred. Amortization of capitalized costs is recorded over the initial term of the related cloud computing arrangement, including renewal periods that are reasonably certain to be exercised.
In Q3 2024, we entered the application-development phase of a multi-year, phased implementation of a new enterprise resource planning ("ERP") system which is expected to replace our current ERP system and various other supporting systems for operating and financial processes. As of February 23, 2024, we have capitalized $12.3 of costs related to development activities incurred in the implementation of the new ERP system. Capitalized costs associated with other cloud computing arrangements were immaterial as of February 23, 2024 and February 24, 2023.
Goodwill and Other Intangible Assets
Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset fair values resulting from business acquisitions. We evaluate goodwill for impairment annually in Q4, or earlier if conditions indicate there may be potential for impairment, such as significant adverse changes in business climate or operating results, changes in our strategy, significant declines in our stock price or other triggering events. Goodwill is assigned to and the fair value is tested at the reporting unit level. We compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value, goodwill is not impaired, and no further testing is required. If the fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment charge. We estimate the fair value of our reporting units using the income approach, which calculates the fair value of each reporting unit based on the present value of its estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rates used are based on the estimated weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting units' ability to execute on the projected cash flows. We corroborate the results determined using the income approach with a market-based approach that uses observable and comparable company information to support the appropriateness of the fair value estimates. The estimation of the fair value of our reporting units represents a Level 3 measurement.
In 2024 and 2023, we evaluated goodwill and intangible assets using nine reporting units: the Americas, EMEA, Asia Pacific, Designtex, AMQ, Smith System, Orangebox U.K., Viccarbe and HALCON. See Note 11 for additional information.
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
Self-Insurance
We are self-insured for certain losses relating to domestic workers’ compensation and product liability claims. We purchase insurance coverage to reduce our exposure to significant levels of uncertainty for these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

claims, trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Net Reserve for Estimated Domestic Workers' Compensation Claims	Year Ended
	February 23, 2024	February 24, 2023
Assets:
Long-term - Other assets	$1.7	$2.6
Liabilities:
Current - Other current liabilities	1.3	1.7
Long-term - Other long-term liabilities	5.2	7.3
	6.5	9.0
Net reserve	$4.8	$6.4
The Other assets balance represents the portion of claims expected to be paid by a third party insurance provider.

Net Reserve for Estimated Product Liability Claims	Year Ended
	February 23, 2024	February 24, 2023
Assets:
Long-term - Other assets	$0.3	$0.4
Liabilities:
Current - Other current liabilities	0.2	0.3
Long-term - Other long-term liabilities	1.0	1.4
	1.2	1.7
Net reserve	$0.9	$1.3
The Other assets balance represents the portion of claims expected to be paid by a third party insurance provider.
Product Warranties
We offer warranties ranging from three years to lifetime for most of our products, subject to certain exceptions. These warranties provide for the free repair or replacement of any covered product, part or component that fails during normal use because of a defect in materials or workmanship. The accrued liability for product warranties is based on an estimated amount needed to cover product warranty costs, including product recall and retrofit costs, incurred as of the balance sheet date.
We use an actuarial model to estimate our product warranty liability using actual paid claims over at least ten years and other actuarial assumptions, which provide a basis for expected future losses using actuarial assumptions.
These estimates are subject to uncertainty due to a variety of factors, including changes in claim rates and patterns. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Changes in claims experience or trends that impact our estimated product warranty liability are recorded to Cost of sales.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 23, 2024	February 24, 2023
Balance as of beginning of period	$28.6	$24.0
Adjustment related to addition of initial quality (1)	—	4.5
Accruals related to product warranties, recalls and retrofits	28.5	21.8
Reductions for settlements	(23.5)	(21.5)
Adjustments related to changes in estimates	—	(0.1)
Currency translation adjustments	0.1	(0.1)
Balance as of end of period	$33.7	$28.6
________________________
(1)Initial quality claims are related to product damage during delivery or installation. As of February 23, 2024 and February 24, 2023, we included claims for initial quality within our product warranty liability which is included in Other current liabilities on the Consolidated Balance Sheet.
Our reserve for estimated settlements expected to be paid beyond one year as of February 23, 2024 and February 24, 2023 was $17.3 and $12.0, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets.
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

Environmental Contingencies	Year Ended
	February 23, 2024	February 24, 2023
Current - Other current liabilities	0.6	$0.8
Long-term - Other long-term liabilities	2.3	2.5
Total environmental contingencies (discounted)	$2.9	$3.3
The environmental liabilities were discounted using a rate of 3.5% as of February 23, 2024 and February 24, 2023. Our undiscounted liabilities were $3.1 and $3.6 as of February 23, 2024 and February 24, 2023, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to cover the costs of all known environmental assessments and the remediation costs of all known sites.

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
Research and Development Expenses
Research and development expenses, which we define as expenses related to the investigative activities we conduct to lead to the development of new products and to improve existing products and procedures, are expensed as incurred and were $48.2 for 2024, $44.4 for 2023 and $45.4 for 2022.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Share-Based Compensation
Our share-based compensation consists of restricted stock units and performance units. Our policy is to expense share-based compensation using the fair-value based method of accounting for all awards granted, modified or settled. Restricted stock units and performance units are credited to shareholders' equity as they are expensed over the related service periods based on the grant date fair value of the shares expected to be issued and the achievement of certain performance conditions, respectively. See Note 17 for additional information.
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
We do not separate non-lease components of a contract from the lease components to which they relate for all classes of lease assets except for embedded leases, which were immaterial in 2024. See Note 18 for additional information.
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our foreign exchange forward contracts, long-term investments and contingent earnout liability are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $446.3 and $481.2 as of February 23, 2024 and February 24, 2023, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $423.0 and $405.9 as of February 23, 2024 and February 24, 2023, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements. See Note 7 and Note 13 for additional information.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Foreign Exchange Forward Contracts
A portion of our revenue and earnings is exposed to changes in foreign exchange rates. We seek to manage our foreign exchange risk largely through operational means, including matching revenues with same currency costs and assets with same currency liabilities. Foreign exchange risk is also partially managed through the use of derivative instruments. Foreign exchange forward contracts serve to reduce the risk of conversion or remeasurement of certain foreign denominated transactions, assets and liabilities. We primarily use derivatives for intercompany transactions (including loans) and certain forecasted currency flows from foreign-denominated transactions. The foreign exchange forward contracts primarily relate to the Mexican peso, the euro, the United Kingdom ("U.K.") pound sterling, the Canadian dollar, the Australian dollar, the Hong Kong dollar, the Malaysian ringgit and the Chinese renminbi. See Note 7 for additional information.
Assets and liabilities related to foreign exchange forward contracts as of February 23, 2024 and February 24, 2023 are summarized below:

Net Fair Value of Foreign Exchange Forward Contracts	February 23, 2024	February 24, 2023
Assets:
Current - Other current assets	$0.7	$2.3
Long-term - Other assets	0.1	—
Liabilities:
Current - Other current liabilities	(0.5)	(0.3)
Total net fair value of foreign exchange forward contracts (1)	$0.3	$2.0
________________________
(1)The notional amounts of the outstanding foreign exchange forward contracts were $94.0 as of February 23, 2024 and $55.1 as of February 24, 2023.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net gains recognized from settled foreign exchange forward contracts in 2024, 2023 and 2022 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Cost of sales	$3.4	$2.6	$0.6
Operating expenses	0.9	0.6	0.3
Other income, net	(0.5)	(1.1)	(0.2)
Total net gain	$3.8	$2.1	$0.7
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
We participate in a supplier finance program in Spain offered by a third-party financial institution. The program allows participating suppliers the ability to finance our payment obligations prior to their scheduled due dates at a discounted price set by the financial institution. We have extended payment terms with suppliers that have voluntarily chosen to participate in the program. The outstanding amount of program obligations is reported in Accounts payable on the Consolidated Balance Sheets.
Below is a roll-forward of the supplier finance program obligations during 2024:

Roll-Forward of Outstanding Supplier Finance Program Obligations	Year Ended
February 23, 2024
Balance as of beginning of period	$0.5
Recognition of new obligations	8.0
Reductions for settled obligations	(8.4)
Balance as of end of period	$0.1
Accounting Standards Issued But Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which is intended to improve disclosures related to significant segment expenses and the information used by the chief operating decision maker ("CODM") to assess segment performance and to allocate resources. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We expect the adoption of this guidance will modify our disclosures, but we do not expect it to have a material effect on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which is intended to improve income tax disclosures, specifically related to additional detail required in the effective tax rate reconciliation and the disaggregation of income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024. We expect the adoption of this guidance will modify our disclosures, but we do not expect it to have a material effect on our consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Americas
Desking, benching, systems and storage	$1,059.4	$1,089.7	$903.3
Seating	643.6	692.4	583.2
Other (1)	716.8	654.1	508.6
International
Desking, benching, systems and storage	255.6	262.5	271.0
Seating	261.8	290.0	283.8
Other (1)	222.4	243.9	222.8
	$3,159.6	$3,232.6	$2,772.7
_______________________________________
(1)The other product category data by segment consists primarily of third-party products, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.
Reportable geographic information is as follows:

Reportable Geographic Revenue	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
United States	$2,249.0	$2,258.7	$1,848.2
Foreign locations	910.6	973.9	924.5
	$3,159.6	$3,232.6	$2,772.7
No individual country in the International segment represented more than 6% of our consolidated revenue in 2024, 2023 or 2022.
No single customer represented more than 5% of our consolidated revenue in 2024, 2023 or 2022.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Consolidated Balance Sheets.
Below is a roll-forward of the Customer deposits balance during 2024 and 2023:

Roll-Forward of Contract Liability for Customer Deposits	Customer Deposits
Balance as of February 25, 2022	$53.4
Recognition of revenue related to beginning of year customer deposits	(50.0)
Customer deposits acquired (1)	24.3
Customer deposits received, net of revenue recognized during the period (2)	23.1
Balance as of February 24, 2023	$50.8
Recognition of revenue related to beginning of year customer deposits	(48.3)
Customer deposits received, net of revenue recognized during the period	44.3
Other (3)	(2.0)
Balance as of February 23, 2024	$44.8
_______________________________________
(1)Represents customer deposits acquired from Halcon Furniture LLC ("HALCON") as of the acquisition date. See Note 19 for additional information.
(2)Includes amounts recognized in revenue from the customer deposits acquired from HALCON.
(3)Represents customer deposits transferred in the divestiture of a consolidated dealer.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Computation of Earnings Per Share	Year Ended February 23, 2024
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$81.1	118.6	119.1
Impact of participating securities	(3.1)	(4.6)	(4.6)
Amounts used in calculating earnings per share, excluding participating securities	$78.0	114.0	114.5

Earnings per share		$0.68	$0.68

Computation of Earnings Per Share	Year Ended February 24, 2023
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$35.3	117.1	117.5
Impact of participating securities	(1.3)	(4.3)	(4.3)
Amounts used in calculating earnings per share, excluding participating securities	$34.0	112.8	113.2

Earnings per share		$0.30	$0.30

Computation of Earnings Per Share	Year Ended February 25, 2022
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$4.0	117.0	117.4
Impact of participating securities	(0.1)	(3.2)	(3.2)
Amounts used in calculating earnings per share, excluding participating securities	$3.9	113.8	114.2

Earnings per share		$0.03	$0.03
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for 2024, 2023 and 2022.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during 2024 and 2023:

	Unrealized gain (loss) on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 25, 2022	$0.3	$5.2	$(6.7)	$(49.4)	$(50.6)
Other comprehensive income (loss) before reclassifications	(0.4)	4.9	—	(26.6)	(22.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.8)	1.0	—	0.2
Net other comprehensive income (loss) during period	(0.4)	4.1	1.0	(26.6)	(21.9)
Balance as of February 24, 2023	$(0.1)	$9.3	$(5.7)	$(76.0)	$(72.5)
Other comprehensive income (loss) before reclassifications	0.5	(1.7)	—	7.5	6.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.7)	1.0	—	(0.7)
Net other comprehensive income (loss) during period	0.5	(3.4)	1.0	7.5	5.6
Balance as of February 23, 2024	$0.4	$5.9	$(4.7)	$(68.5)	$(66.9)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) during 2024 and 2023:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 23, 2024	February 24, 2023
Amortization of pension and other post-retirement actuarial losses (gains)	$(2.3)	$(1.6)	Other income, net
Prior service cost (credit)	—	0.5	Other income, net
Income tax expense	0.6	0.3	Income tax expense (benefit)
	(1.7)	(0.8)

Derivative amortization	1.3	1.3	Interest expense
Income tax benefit	(0.3)	(0.3)	Income tax expense (benefit)
	1.0	1.0

Total reclassifications	$(0.7)	$0.2

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.FAIR VALUE
Fair value measurements are classified under the following hierarchy:
•Level 1 — Inputs based on quoted market prices for identical assets or liabilities in active markets at the measurement date.
•Level 2 — Inputs based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.
•Level 3 — Inputs reflect management’s best estimate of what market participants would use to price the asset or liability at the measurement date in model-driven valuations. The inputs are unobservable in the market and significant to the instrument’s valuation.
Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be other significant inputs that are readily observable.
Assets and liabilities measured at fair value within our Consolidated Balance Sheets as of February 23, 2024 and February 24, 2023 are summarized below:

Fair Value of Financial Instruments	February 23, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$318.6	$—	$—	$318.6
Restricted cash	7.3	—	—	7.3
Foreign exchange forward contracts	—	0.8	—	0.8
Auction rate security	—	—	2.8	2.8
	$325.9	$0.8	$2.8	$329.5
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
Contingent consideration	—	—	—	—
	$—	$(0.5)	$—	$(0.5)

Fair Value of Financial Instruments	February 24, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$90.4	$—	$—	$90.4
Restricted cash	6.8	—	—	6.8
Foreign exchange forward contracts	—	2.3	—	2.3
Auction rate security	—	—	2.1	2.1
	$97.2	$2.3	$2.1	$101.6
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
Contingent consideration	—	—	(9.5)	(9.5)
	$—	$(0.3)	$(9.5)	$(9.8)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Level 3 Fair Value Measurements
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs during 2024 and 2023:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Security - Other Assets	Contingent Consideration - Other Long-Term Liabilities
Balance as of February 25, 2022	$2.6	$4.9
Unrealized gain (loss) on investments	(0.5)	—
Foreign currency (gain) loss	—	(0.6)
Change in estimated fair value	—	5.2
Balance as of February 24, 2023	$2.1	$9.5
Unrealized gain (loss) on investment	0.7	—
Change in estimated fair value	—	(9.5)
Balance as of February 23, 2024	$2.8	$—
There were no other-than-temporary impairments or transfers into or out of Level 3 during either 2024 or 2023. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.
Auction Rate Security
As of February 23, 2024, we held an auction rate security (“ARS”) investment with a total par value of $3.2 and a fair value of $2.8. The difference between par value and fair value is comprised of other-than-temporary impairment losses recorded in previous fiscal years and unrealized gains on our ARS investment of $0.9 and $0.5, respectively. The unrealized gains are due to changes in interest rates and are expected to fluctuate over the contractual term of the investment. Unrealized gains and losses are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
The ARS investment is not widely traded and therefore does not currently have a readily determinable market value. To estimate fair value, we used an internally-developed discounted cash flow analysis which considers, amongst other factors: (i) the credit ratings of the ARS, (ii) the credit quality of the underlying securities or the credit ratings of issuers, (iii) the estimated timing and amount of cash flows, (iv) the formula applicable to the security which defines the penalty interest rate and (v) discount rates equal to the sum of (a) the yield on U.S. Treasury securities with a term through the estimated workout date plus (b) a risk premium based on similarly rated observable securities.
A deterioration in market conditions or the use of different assumptions could result in a different valuation of the investment. An increase to the discount rate of 100 basis points would reduce the estimated fair value of our ARS investment by approximately $0.3.
Contingent Consideration
In connection with the acquisition of Viccarbe Habitat, S.L ("Viccarbe") in Q3 2022, up to an additional $14.1 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period ending in 2025. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. At each subsequent reporting date, changes in the fair value of the liability are recorded to

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating expenses until the liability is settled. As of February 23, 2024, the fair value of the contingent consideration was $0.0 based upon updated projections for the Viccarbe business over the earnout period. The settlement of the contingent consideration could vary from this estimate based upon actual operating performance of the business during the earnout period compared to the underlying assumptions used in the estimation of fair value, including revenue and operating income projections, and changes to discount rates.
8.INVENTORIES

Inventories, net	February 23, 2024	February 24, 2023
Raw materials and work-in-process	$164.5	$232.8
Finished goods	95.9	118.1
	260.4	350.9
Revaluation to LIFO	(29.4)	(31.2)
	$231.0	$319.7
The portion of inventories determined by the LIFO method aggregated to $111.7 and $134.1 as of February 23, 2024 and February 24, 2023, respectively.
9.PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 23, 2024	February 24, 2023
Land		$33.8	$33.6
Machinery and equipment	3 – 15	759.0	742.4
Buildings and improvements	10 – 40	413.4	414.1
Leasehold improvements	3 – 15	86.9	83.1
Capitalized software	3 – 10	83.3	80.4
Furniture and fixtures	5 – 8	65.5	64.1
Construction in progress		30.2	47.4
		1,472.1	1,465.1
Accumulated depreciation		(1,119.2)	(1,088.6)
		$352.9	$376.5
The majority of the net book value of our property, plant and equipment relates to machinery and equipment and buildings and improvements. As of February 23, 2024 and February 24, 2023, the net book value of our machinery and equipment totaled $141.6 and $140.4, respectively, and buildings and improvements totaled $92.1 and $94.6, respectively. Depreciation expense on property, plant and equipment was $66.0, $67.0 and $67.5 for 2024, 2023 and 2022, respectively. The estimated cost to complete construction in progress was $32.2 and $38.0 as of February 23, 2024 and February 24, 2023, respectively.
As of February 23, 2024, there were no assets held for sale. As of February 24, 2023, assets held for sale totaled $29.0, which were two corporate aircraft in the Americas segment and were sold during 2024.

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
The net returns in cash surrender value, normal insurance expenses and any maturity benefits related to our investments in COLI policies ("COLI income") are recorded in Operating expenses in the Consolidated Statements of Income. COLI income is intended to offset the expense associated with long-term benefit plan obligations which are also recorded in Operating expenses in the Consolidated Statements of Income. COLI income totaled $10.5, $0.8 and $6.2 in 2024, 2023 and 2022, respectively.
The balances of our COLI investments as of February 23, 2024 and February 24, 2023 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 23, 2024	Net Cash Surrender Value
				February 23, 2024	February 24, 2023
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$106.9	$103.0
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	60% fixed income; 40% equity	60.0	54.3
				$166.9	$157.3

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during 2024 and 2023, by reportable segment, is as follows:

Goodwill	Americas	International	Total
Balance as of February 25, 2022	$217.9	$24.9	$242.8
Acquisition (1) (2)	36.6	0.2	36.8
Goodwill on divestiture (3)	(0.9)	—	(0.9)
Currency translation adjustments	(0.5)	(1.4)	(1.9)
Reallocation of goodwill (4)	15.2	(15.2)	—
Goodwill	294.9	303.4	598.3
Accumulated impairment losses	(26.6)	(294.9)	(321.5)
Balance as of February 24, 2023	$268.3	$8.5	$276.8
Goodwill on divestiture (5)	(2.5)	—	(2.5)
Currency translation adjustments	0.3	0.2	0.5
Goodwill	292.7	303.6	596.3
Accumulated impairment losses	(26.6)	(294.9)	(321.5)
Balance as of February 23, 2024	$266.1	$8.7	$274.8
________________________
(1)In 2023, we finalized the purchase accounting for Viccarbe, which was acquired in 2022, resulting in additional goodwill in the International segment. See Note 19 for additional information.
(2)In 2023, we acquired HALCON resulting in a goodwill addition in the Americas segment. See Note 19 for additional information.
(3)In 2023, we sold a consolidated dealer, resulting in a decrease to goodwill in the Americas segment.
(4)In 2023, we reallocated $15.2 of goodwill from the International segment to the Americas segment corresponding to a portion of the goodwill recognized in the acquisition of Viccarbe. The reallocation was triggered by changes in our management structure and allocation of resources to the Viccarbe business post-acquisition. The amount of the reallocation was based on the relative fair value of the Viccarbe business reported within the Americas segment. We performed an impairment test immediately prior to and subsequent to the reallocation of goodwill and concluded no impairment existed.
(5)In 2024, we sold a consolidated dealer, resulting in a decrease to goodwill in the Americas segment.
We evaluate goodwill for impairment annually in Q4, or earlier if there is a triggering event that indicates there may be a potential for impairment. See Note 2 for additional information. Based on the results of our annual impairment tests, we concluded that no goodwill impairment existed as of February 23, 2024 and February 24, 2023.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of February 23, 2024 and February 24, 2023, other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 23, 2024				February 24, 2023
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Dealer relationships (1)	10.8	$84.9	$36.0	$48.9	$83.8	$27.6	$56.2
Trademarks (1)	8.9	60.5	35.9	24.6	59.6	30.6	29.0
Know-how/designs (1)	9.0	35.8	15.9	19.9	35.5	11.8	23.7
Proprietary technology	9.8	15.4	14.3	1.1	15.8	14.3	1.5
Other (1) (2) (3) (4)	3.7	12.9	12.9	—	14.0	13.3	0.7
		209.5	115.0	94.5	208.7	97.6	111.1
Intangible assets not subject to amortization:
Trademarks and other	n/a	0.1	—	0.1	0.1	—	0.1
		$209.6	$115.0	$94.6	$208.8	$97.6	$111.2
________________________
(1)In 2023, we acquired HALCON, resulting in an increase of intangible assets in the Americas segment. See Note 19 for additional information.
(2)In 2023, we sold a consolidated dealer, resulting in a decrease of intangible assets in the Americas segment.
(3)In 2023, we wrote off certain fully amortized assets as they were no longer in use, resulting in a decrease of intangible assets in the Americas and International segments.
(4)In 2024, we sold a consolidated dealer, resulting in a decrease of intangible assets in the Americas segment.
In 2024, 2023 and 2022, no intangible asset impairment charges were recorded. We recorded amortization expense on intangible assets subject to amortization of $17.2 in 2024, $22.8 in 2023 and $14.8 in 2022. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Fiscal Year Ending in February	Amount
2025	$17.4
2026	17.1
2027	17.1
2028	13.9
2029	11.0
$76.5
Future events, such as acquisitions, divestitures or impairments, may cause these amounts to vary.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We occasionally enter into joint ventures and other equity investments to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in Unconsolidated Affiliates	February 23, 2024		February 24, 2023
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments
Dealer relationships	$36.1	25%-40%	$32.2	25%-40%
Manufacturing joint venture	9.6	49%	9.4	49%
	45.7		41.6
Cost method investments
Dealer relationship	5.8	Less than 10%	5.8	Less than 10%
Other	4.2	Less than 10%	3.7	Less than 10%
	10.0		9.5
Total investments in unconsolidated affiliates	$55.7		$51.1
Our equity in earnings of unconsolidated affiliates is recorded in Other income, net in the Consolidated Statements of Income and is summarized below:

Equity in Earnings of Unconsolidated Affiliates	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Dealer relationships	$11.8	$9.7	$6.2
Manufacturing joint venture	1.7	2.7	0.3
IDEO and other	—	0.1	1.3
Total equity in earnings of unconsolidated affiliates	$13.5	$12.5	$7.8
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined accounts of our equity method investments in unconsolidated affiliates:

Consolidated Balance Sheets	February 23, 2024	February 24, 2023
Total current assets	$232.4	$169.1
Total non-current assets	102.0	79.0
Total assets	$334.4	$248.1
Total current liabilities	152.7	107.2
Total long-term liabilities	44.4	18.0
Total liabilities	$197.1	$125.2

Statements of Income	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Revenue	$710.1	$755.3	$578.6
Gross profit	165.0	174.8	177.8
Income before income tax expense	28.3	39.0	53.0
Net income	26.5	37.5	47.8

Supplemental Information	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Dividends received from unconsolidated affiliates	$9.6	$7.8	$5.5
Sales to unconsolidated affiliates	247.7	259.5	194.2
Amount due from unconsolidated affiliates	19.6	22.5	12.9

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Debt Obligations	Interest Rate as of February 23, 2024	Fiscal Year Maturity	February 23, 2024	February 24, 2023
U.S. dollar obligations:
Senior notes	5.125%	2029	$446.3	$445.5
Notes payable (1)		2024	—	32.2
Other committed bank facility (2)		2024	—	3.5
Total short-term borrowings and long-term debt			446.3	481.2
Less: Short-term borrowings and current portion of long-term debt (3)			—	35.7
Long-term debt			$446.3	$445.5
____________________
(1)In 2024, we repaid this note payable.
(2)This facility related to a consolidated dealer that we sold in 2024.
(3)The weighted-average interest rate for short-term borrowings and the current portion of long-term debt was 6.0% as of February 24, 2023. There were no short-term borrowings outstanding as of February 23, 2024.
The annual maturities of long-term debt for each of the following five years are as follows:

Fiscal Year Ending in February	Amount
2025	$—
2026	—
2027	—
2028	—
2029	446.3
$446.3
Senior Notes
In 2019, we issued $450.0 of unsecured unsubordinated senior notes, due in January 2029 (“2029 Notes”). The 2029 Notes would rank equally with any other unsecured unsubordinated indebtedness, and they contain no financial covenants. The 2029 Notes were issued at 99.213% of par value. The bond discount of $3.5 and direct debt issuance costs of $4.0 were deferred and are being amortized over the life of the 2029 Notes. Although the coupon rate of the 2029 Notes is 5.125%, the effective interest rate is 5.6% after taking into account the impact of the direct debt issuance costs, a deferred loss on an interest rate lock related to the debt issuance and the bond discount. Amortization expense related to the discount and debt issuance costs on the 2029 Notes was $0.8 and $0.7 in 2024 and 2023, respectively.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Global Committed Bank Facility
We have a $300.0 global committed bank facility, which expires in 2029. This facility, which was entered into in Q4 2024, amended and restated our prior $250.0 global committed bank facility which was scheduled to expire in 2025. At our option, and subject to certain conditions, we may increase the aggregate commitment under the facility by up to $150.0 by obtaining at least one commitment from one of the lenders. We can use borrowings under the facility for general corporate purposes, including friendly acquisitions. Interest on borrowings is based on the rate, as selected by us from the following options (with all capitalized terms having the meanings provided in the credit agreement):
•the Applicable Floating Rate Margin in effect, plus the greatest of (i) the Prime Rate, (ii) the NYFRB plus 0.5%, (iii) the Term SOFR Rate for a one-month interest period plus 1.10% or (iv) 1.00%;
•the Applicable Term Benchmark/RFR Margin in effect plus (i) for borrowings in U.S. dollars, the Term SOFR Rate plus 0.10%, or (ii) for borrowings in euros, the Adjusted EURIBOR Rate; or
•in limited circumstances, the Applicable Term Benchmark/RFR Margin in effect plus the Daily Simple SOFR Rate plus 0.10%.
The facility requires us to satisfy two financial covenants as defined in the credit agreement:
•A maximum net leverage ratio covenant, which is measured by the ratio of (x) Indebtedness less Unrestricted Cash to (y) trailing four fiscal quarter Adjusted EBITDA and is required to be less than 3.5:1. In the context of certain permitted acquisitions, we have the ability, subject to certain conditions, to increase the maximum ratio to 4.0:1 for four consecutive quarters.
•A minimum interest coverage ratio covenant, which is measured by the ratio of (y) trailing four quarter Adjusted EBITDA to (z) trailing four quarter Interest Expense and is required to be no less than 3.0:1.
The facility does not include any restrictions on cash dividend payments or share repurchases.
Our subsidiary Smith System Manufacturing Company guarantees all obligations under the facility, and we have pledged 65% of the voting interests in our subsidiary Steelcase Holding SAS to secure all obligations under the facility.
During 2024, we borrowed and repaid $69.0 under the prior facility to fund our operations and the balloon payment of $31.8 for a note payable that matured during the year. As of February 23, 2024, there were no borrowings outstanding under the facility, there were $0.1 in letters of credit reducing our availability and we were in compliance with all covenants under the facility. As of February 24, 2023, there were no borrowings outstanding under the prior facility, our ability to borrow under the prior facility was not limited, and we were in compliance with all covenants under the prior facility.
Other Credit Facilities
As of February 23, 2024, we have unsecured uncommitted short-term credit facilities with various financial institutions with up to $3.8 of U.S. dollar obligations and up to $18.1 of foreign currency obligations available for working capital purposes. Interest rates are variable and determined at the time of borrowing. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 23, 2024 or February 24, 2023.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 23, 2024	February 24, 2023
Defined contribution retirement plans	$27.1	$17.0
Post-retirement medical benefits	27.2	27.5
Defined benefit pension plans	38.9	41.1
Deferred compensation plans and agreements	49.7	46.3
	$142.9	$131.9

Employee benefit plan assets
Long-term asset	$1.5	$2.3
	$1.5	$2.3

Employee benefit plan obligations
Current portion	$39.9	$31.2
Long-term portion	104.5	103.0
	$144.4	$134.2
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
Total expense under all defined contribution retirement plans was $38.4 for 2024, $26.1 for 2023 and $17.1 for 2022. We expect to fund approximately $39.9 related to our defined contribution plans in 2025, including funding related to our 2024 discretionary profit sharing contributions.
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

Defined Benefit Pension Plan Obligations	February 23, 2024		February 24, 2023
	Qualified Plans	Non-qualified Supplemental Retirement Plans	Qualified Plans	Non-qualified Supplemental Retirement Plans
	Foreign		Foreign
Plan assets	$22.8	$—	$22.4	$—
Projected benefit plan obligations	30.7	21.8	30.2	23.7
Funded status	$(7.9)	$(21.8)	$(7.8)	$(23.7)
Long-term asset	1.5	—	2.3	—
Current liability	(0.3)	(3.3)	(0.8)	(3.6)
Long-term liability	(9.1)	(18.5)	(9.3)	(20.1)
Total benefit plan obligations	$(7.9)	$(21.8)	$(7.8)	$(23.7)
Accumulated benefit obligation	$28.1	$21.8	$27.6	$23.7

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 23, 2024	February 24, 2023	February 23, 2024	February 24, 2023
Change in plan assets:
Fair value of plan assets, beginning of year	$22.4	$35.2	$—	$—
Actual return on plan assets	0.7	(12.1)	—	—
Employer contributions	4.5	8.0	2.9	2.6
Plan participants’ contributions	—	—	1.9	2.1
Currency changes	1.1	(3.5)	—	—
Benefits paid	(5.9)	(5.2)	(4.8)	(4.7)
Fair value of plan assets, end of year	22.8	22.4	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	53.9	73.7	27.5	34.1
Service cost	0.6	0.7	0.1	0.1
Interest cost	2.4	1.6	1.4	1.1
Amendments	—	0.5	—	—
Net actuarial loss (gain) (1)	0.2	(13.5)	1.2	(5.1)
Plan participants’ contributions	—	—	1.9	2.1
Curtailments	(0.3)	—	—	—
Settlements	(0.4)	—	—	—
Currency changes	1.3	(3.9)	(0.1)	(0.1)
Special Termination Benefits	0.3	—	—	—
Benefits paid	(5.5)	(5.2)	(4.8)	(4.7)
Benefit plan obligations, end of year	52.5	53.9	27.2	27.5
Funded status	$(29.7)	$(31.5)	$(27.2)	$(27.5)

Amounts recognized on the Consolidated Balance Sheets:
Long-term asset	1.5	2.3	—	—
Current liability	(3.6)	(4.4)	(3.5)	(2.8)
Long-term liability	(27.6)	(29.4)	(23.7)	(24.7)
Net amount recognized	$(29.7)	$(31.5)	$(27.2)	$(27.5)

Amounts recognized in accumulated other comprehensive income (loss) —pretax:
Actuarial loss (gain)	$9.1	$8.7	$(14.6)	$(18.3)
Prior service cost	0.9	0.5	—	—
Total amounts recognized in accumulated other comprehensive income (loss) —pretax	$10.0	$9.2	$(14.6)	$(18.3)
_________________________
(1) In 2024 and 2023, the net actuarial loss (gain) includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as weighted-average discount rates and recent census data.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022	February 23, 2024	February 24, 2023	February 25, 2022
Components of expense:
Service cost	$0.6	$0.7	$1.4	$0.1	$0.1	$0.1
Interest cost	2.4	1.6	1.3	1.4	1.1	1.0
Amortization of net loss (gain)	0.2	0.2	1.2	(2.5)	(1.8)	(1.4)
Amortization of prior year service cost (credit)	—	0.5	(0.1)	—	—	—
Expected return on plan assets	(0.9)	(0.4)	(1.2)	—	—	—
Effect of curtailments	(0.3)	—	—	—	—	—
Effect of special termination benefits	0.3	—	—	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	2.3	2.6	2.6	(1.0)	(0.6)	(0.3)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (pre-tax):
Net actuarial loss (gain)	0.4	(1.0)	(9.7)	1.2	(5.1)	(5.4)
Prior service cost	—	0.5	—	—	—	—
Amortization of gain (loss)	(0.2)	(0.2)	(1.2)	2.5	1.8	1.4
Amortization of prior year service cost (credit)	—	(0.5)	0.1	—	—	—
Total recognized in other comprehensive income (loss)	0.2	(1.2)	(10.8)	3.7	(3.3)	(4.0)
Total recognized in net periodic benefit cost and other comprehensive income (loss) -- pre-tax	$2.5	$1.4	$(8.2)	$2.7	$(3.9)	$(4.3)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Accumulated Other Comprehensive Income (Loss) Changes	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 25, 2022	$3.6	$1.6	$5.2
Prior service (cost) credit from plan amendment arising during period	(0.5)	0.1	(0.4)
Amortization of prior service cost (credit) included in net periodic pension cost	0.5	(0.1)	0.4
Net prior service (cost) credit during period	—	—	—
Net actuarial gain (loss) arising during period	6.1	(1.6)	4.5
Amortization of net actuarial (gain) loss included in net periodic pension cost	(1.6)	0.4	(1.2)
Net actuarial gain (loss) during period	4.5	(1.2)	3.3
Foreign currency translation adjustments	1.0	(0.2)	0.8
Current period change	5.5	(1.4)	4.1
Balance as of February 24, 2023	$9.1	$0.2	$9.3
Net actuarial gain (loss) arising during period	(1.6)	0.4	(1.2)
Amortization of net actuarial (gain) loss included in net periodic pension cost	(2.3)	0.6	(1.7)
Net actuarial gain (loss) during period	(3.9)	1.0	(2.9)
Foreign currency translation adjustments	(0.6)	0.1	(0.5)
Current period change	(4.5)	1.1	(3.4)
Balance as of February 23, 2024	$4.6	$1.3	$5.9

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022	February 23, 2024	February 24, 2023	February 25, 2022
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.80%	4.80%	2.50%	5.46%	5.47%	3.38%
Rate of salary progression	0.50%	0.60%	2.50%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.80%	2.50%	1.70%	5.47%	3.38%	2.58%
Expected return on plan assets	4.20%	1.40%	3.70%
Rate of salary progression	0.60%	2.50%	3.50%
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
The assumed healthcare cost trend was 6.83% for pre-age 65 retirees as of February 23, 2024, gradually declining to 4.50% after seven years. As of February 24, 2023, the assumed healthcare cost trend was 7.30% for pre-age 65 retirees, gradually declining to 4.50% after eight years. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.

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
We anticipate the buyout of the plan and transfer of future benefit obligations of plan participants to be completed in 2025. The non-cash settlement charge will be recorded when the buyout is completed and is expected to be approximately $12.
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 23, 2024 and February 24, 2023 are reflected in the following table.

Asset Category	February 23, 2024		February 24, 2023
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Buy-in contract	99%	100%	98%	100%
Other (1)	1	—	2	—
Total	100%	100%	100%	100%
________________________
(1)Represents cash and cash equivalents in 2024 and 2023.
The fair value of the pension plan assets as of February 23, 2024 and February 24, 2023, by asset category are as follows:

Fair Value of Pension Plan Assets	February 23, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Buy-in contract	—	—	22.5	22.5
	$0.3	$—	$22.5	$22.8

Fair Value of Pension Plan Assets	February 24, 2023
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.5	$—	$—	$0.5
Buy-in contract	—	—	21.9	21.9
	$0.5	$—	$21.9	$22.4

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of the pension plan assets measured at estimated fair value using Level 3 inputs during 2024 and 2023:

Roll-Forward of Fair Value Using Level 3 Inputs	Pension Plan Assets
Balance as of February 25, 2022	$—
Initial Buy-in Premium	24.2
Other contributions	1.4
Change in estimated fair value	(3.7)
Balance as of February 24, 2023	$21.9
Change in estimated fair value	(0.5)
Foreign currency gain	1.1
Balance as of February 23, 2024	$22.5
We expect to contribute approximately $4.7 to our pension plans and fund approximately $3.6 related to our post-retirement plans in 2025. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Fiscal Year Ending in February	Pension Plans	Post-retirement Plans
2025	$4.7	$3.6
2026	5.1	2.7
2027	4.5	2.6
2028	4.2	2.5
2029	4.0	2.4
2030 - 2034	17.7	10.6
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
In 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years constituted an adverse selection practice under the Fund and, if not remedied, would result in an assessment of a withdrawal liability. As a result of the Fund's assertion, SC Transport Inc. recorded an $11.2 charge related to its estimated future obligations under a withdrawal from the Fund to be paid out in installments over a period of up to 20 years. The withdrawal liability was discounted using a rate of 3.5%. The balance of the liability as of February 23, 2024 was $9.2.
In 2020, SC Transport Inc. withdrew from the Fund, and the Fund issued a final assessment of our withdrawal liability. We appealed the amount of the assessment by the Fund. In 2024, we prevailed in arbitration on our claim, and the Fund appealed the arbitrator’s decision. The amount that may ultimately be required to settle any potential obligation may be lower or higher than our estimated liability, which we will adjust if needed, if and when additional information becomes available.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Deferred compensation expense (gain), which represents annual participant earnings on amounts that have been deferred, and expense (gains) related to restoration retirement benefits, were $7.7 for 2024, $(2.9) for 2023 and $2.0 for 2022.

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchases and Conversions
The 2024 and 2023 activity for share repurchases is as follows (share data in millions):

Share Repurchases	Year ended
	February 23, 2024		February 24, 2023
	Total number of shares	Price Paid	Total number of shares	Price Paid
Class A Common Stock	0.5	$4.2	0.4	$3.9
Class B Common Stock	—	$—	—	$—
During 2024 and 2023, 0.1 million and 4.5 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.
16.INCOME TAXES
Provision for Income Taxes
The provision for income taxes on income before income tax expense (benefit) consists of:

Provision for Income Tax Expense (Benefit)	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Current income tax expense (benefit):
Federal	$6.6	$1.3	$—
State and local	3.5	0.8	1.0
Foreign	14.9	14.9	10.0
	25.0	17.0	11.0
Deferred income tax expense (benefit):
Federal	(0.1)	(2.3)	(14.0)
State and local	(1.8)	1.4	(1.3)
Foreign	2.9	0.2	1.9
	1.0	(0.7)	(13.4)
Income tax expense (benefit)	$26.0	$16.3	$(2.4)
Income taxes were based on the following sources of income (loss) before income tax expense (benefit):

Source of Income (Loss) Before Income Tax Expense (Benefit)	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Domestic	$42.3	$2.1	$(38.0)
Foreign	64.8	49.5	39.6
	$107.1	$51.6	$1.6

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For income tax purposes, our domestic operations act as the global principal in our supply chain with routine income earned by our foreign operations for contract manufacturing and sales and distribution functions. The result is that our foreign operations earn consistent income, and our domestic operations earn the resulting variable residual income.
The total income tax expense (benefit) recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 21.0%, as follows:

Income Tax Provision Reconciliation	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Tax expense at the U.S. federal statutory rate	$22.5	$10.8	$0.3
State and local income taxes, net of federal tax effect	1.3	2.0	(0.2)
Foreign operations, less applicable foreign tax credits (1)	5.9	4.0	3.1
Contingent consideration (2)	(2.0)	0.9	—
Valuation allowance provisions and adjustments (3)	1.9	1.0	(2.7)
COLI income (4)	(2.2)	(0.4)	(1.3)
Impact of change to non-U.S. federal statutory tax rates (5)	—	(0.1)	(0.3)
Officer compensation limitation	1.9	1.0	1.3
Research tax credit	(3.5)	(2.9)	(2.4)
Other U.S. domestic tax credits	(0.3)	(0.3)	(0.7)
Stock compensation	0.4	0.4	0.3
Other	0.1	(0.1)	0.2
Total income tax expense (benefit) recognized	$26.0	$16.3	$(2.4)
________________________
(1)The foreign operations, less applicable foreign tax credits, amounts include the rate differential between local statutory rates and the U.S. rate on foreign operations.
(2)In 2024, we recorded a decrease in the fair value of the contingent consideration liability related to the acquisition of Viccarbe, which is nontaxable. In 2023, we recorded an increase in the fair value of this liability, which is non-deductible for tax purposes.
(3)The valuation allowance provisions and adjustments are based on current year activity, which are further detailed below.
(4)The increase in the cash surrender value of COLI policies, net of normal insurance expenses, plus maturity benefits are non-taxable.
(5)Changes to the statutory tax rates in 2023 and 2022, primarily in the U.K. and France, resulted in the revaluation of certain deferred tax assets in those jurisdictions.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 23, 2024	February 24, 2023
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$51.9	$52.5
Operating lease obligations	47.6	55.0
Foreign and domestic net operating loss carryforwards	33.0	35.8
Capitalized research expenditures	23.9	16.4
Reserves and allowances	18.6	18.0
Tax credit carryforwards	12.7	17.9
Other, net	6.5	14.4
Total deferred income tax assets	194.2	210.0
Valuation allowances	(6.2)	(4.3)
Net deferred income tax assets	188.0	205.7
Deferred income tax liabilities:
Right-of-use operating lease assets	43.9	50.9
Property, plant and equipment	17.4	28.9
Intangible assets	18.1	16.6
Total deferred income tax liabilities	79.4	96.4
Net deferred income taxes	$108.6	$109.3
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—non-current	115.8	117.3
Deferred income tax liabilities—non-current	7.2	8.0
As of February 23, 2024, the valuation allowances of $6.2 related to foreign deferred tax assets. In updating our assessment of the realizability of deferred tax assets, we considered the following factors:
•recent financial performance, including cumulative losses where applicable,
•the predictability of future income during the relevant carryforward period,
•prudent and feasible tax planning strategies that could be implemented to utilize the deferred tax assets and
•the effect of reversing taxable temporary differences.
Based on our evaluation of these factors, particularly cumulative losses, we were unable to assert that it is more likely than not that the deferred tax assets in a manufacturing facility in China and sales offices in Australia, Hong Kong and Morocco would be realized as of February 23, 2024.
We have the ability to repatriate foreign subsidiary earnings to our U.S. parent without incurring additional U.S. federal income tax beyond foreign currency exchange impacts. We have recorded deferred income taxes related to withholding and other taxes where appropriate on earnings of subsidiaries not expected to be permanently reinvested. However, we have not recorded deferred taxes on any remaining historical outside basis differences in non-U.S. subsidiaries, as we continue to assert indefinite reinvestment on those basis differences.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes Payable or Receivable
Income taxes currently payable or receivable are reported on the Consolidated Balance Sheets as follows:

Income Taxes	February 23, 2024	February 24, 2023
Other current assets:
Income taxes receivable	$11.5	$5.3
Other current liabilities:
Income taxes payable	$2.6	$4.8
Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Fiscal Year Ending February	Net Operating Loss Carryforwards (Gross)			Net Operating Loss Carryforwards (Tax Effected)				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2025	$—	$—	$—	$—	$—	$—	$—	$—
2026-2044	0.8	22.5	7.6	0.2	1.4	1.9	3.5	12.7
No expiration	—	3.7	120.2	—	0.2	29.7	29.9	—
	$0.8	$26.2	$127.8	0.2	1.6	31.6	33.4	12.7
Valuation allowances				—	—	(4.3)	(4.3)	—
Net benefit				$0.2	$1.6	$27.3	$29.1	$12.7
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $41.8 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryforwards is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include: the U.S. 2023 and 2024, Canada 2020 through 2024, France 2020 through 2024 and Germany 2015 through 2024. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense (benefit), and these amounts were not material in 2024, 2023 or 2022.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Balance as of beginning of period	$2.0	$2.1	$2.3
Gross decreases—tax positions in prior period	—	—	—
Currency translation adjustment	—	(0.1)	(0.2)
Balance as of end of period	$2.0	$2.0	$2.1
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of a $2.0 liability for uncertain tax positions as of February 23, 2024. No other material amounts are recorded as a liability for uncertain tax positions, including interest and penalties, on the Consolidated Balance Sheets.
Unrecognized tax benefits of $2.0, if favorably resolved, would be recorded as an income tax benefit. We do not expect the amount of unrecognized tax benefits to significantly change due to expiring statutes or audit activity in the next twelve months.
17.SHARE-BASED COMPENSATION
The Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan”) provides for the issuance of share-based compensation awards to employees and members of our Board of Directors. As of February 23, 2024, there were 5,179,745 shares of Class A Common Stock authorized for future issuance under the Incentive Compensation Plan.
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
Share-based awards outstanding under the Incentive Compensation Plan as of February 23, 2024 are as follows:

Total Outstanding Awards	February 23, 2024
Performance units (1)	1,299,988
Restricted stock units	3,151,634
Total outstanding awards	4,451,622
________________________
(1)This amount represents the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain conditions, and therefore may be significantly lower.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Units
In 2024, 2023 and 2022, we issued performance units ("PSUs") to certain employees which are earned over a three-year performance period based on performance conditions established annually by the Compensation Committee within the first three months of the applicable fiscal year, as follows:
•767,600 PSUs to be earned over the period of 2024 through 2026 (the "2024 PSUs"),
•428,700 PSUs to be earned over the period of 2023 through 2025 (the "2023 PSUs") and
•448,300 PSUs to be earned over the period of 2022 through 2024 (the "2022 PSUs").
The number of PSUs earned is modified based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. When the performance conditions for a fiscal year are established, one-third of the PSUs issued are considered granted. Therefore, each of the three fiscal years within the performance period is considered an individual tranche of the award (referred to as "Tranche 1," "Tranche 2" and "Tranche 3," respectively).
As of February 23, 2024, the 2024 PSUs, 2023 PSUs and 2022 PSUs were considered granted as follows:
•In 2024, the performance conditions were established for Tranche 1 of the 2024 PSUs, Tranche 2 of the 2023 PSUs and Tranche 3 of the 2022 PSUs, and accordingly, such tranches were considered granted in 2024.
•In 2023, the performance conditions were established for Tranche 1 of the 2023 PSUs and Tranche 2 of the 2022 PSUs, and accordingly, such tranches were considered granted in 2023.
•In 2022, the performance conditions were established for Tranche 1 of the 2022 PSUs, and accordingly, such tranche was considered granted in 2022.
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
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $4.5, $3.5 and $2.3 for the PSUs with market conditions granted in 2024, 2023 and 2022, respectively. The Monte Carlo simulation was computed using the following assumptions:

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Monte Carlo simulation resulted in the following weighted-average grant date fair values per PSU with market conditions:

Grant Date Fair Value per PSU	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Weighted-average grant date fair value per share of PSUs granted under Monte Carlo	$8.30	$11.13	$14.38
The total PSU expense and associated tax benefit recorded in 2024, 2023 and 2022 are as follows:

Performance Units	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Expense	$6.7	$3.2	$1.6
Tax benefit	1.7	0.8	0.4
After completion of the performance period, the number of PSUs earned will be issued as shares of Class A Common Stock. Based on actual results, the 2022 PSUs were earned at 84.5% of the target level, as modified, and 378,811 shares of Class A Common Stock were issued to participants under such awards. The aggregate number of shares of Class A Common Stock that ultimately may be issued under PSUs that have been granted where the performance period has not been completed ranged from 0 to 1,299,988 shares as of February 23, 2024.
A dividend equivalent is calculated based on the actual number of PSUs earned at the end of the performance period equal to the dividends that would have been payable on the earned PSUs had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash.
The 2024 PSU activity is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 24, 2023	1,060,231	$13.11
Granted	1,315,664	8.30
Vested	(378,811)	9.45
Performance adjustments (1)	(697,096)	12.73
Nonvested as of February 23, 2024	1,299,988	$9.51
________________________
(1)This amount represents the difference between the maximum number of shares that could have been issued for the 2022 PSUs and the number of shares actually earned based on final performance, as modified.
As of February 23, 2024, there was $2.1 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.6 years.
The total fair value of PSUs vested during 2024, 2023 and 2022 was $4.9, $2.1 and $2.5, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the date that the Compensation Committee certified the awards.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units
During 2024, we awarded 1,786,505 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse up to three years after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period for awards that are considered retirement-eligible, the RSUs are expensed over the period ending on the date the participant becomes retirement-eligible. Typically, these awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.
The weighted-average grant date fair value per share of RSUs granted in 2024, 2023 and 2022 is as follows:

Grant Date Fair Value per Share	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Weighted-average grant date fair value per share of RSUs granted	$8.36	$10.63	$13.08
The total RSU expense and associated tax benefit recorded in 2024, 2023 and 2022 are as follows:

Restricted Stock Units	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Expense	$18.2	$17.6	$13.7
Tax benefit	4.5	4.4	3.5
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid in the Consolidated Statements of Cash Flows. The 2024 RSU activity is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 24, 2023	3,293,268	$12.11
Granted	1,786,505	8.36
Vested	(1,859,559)	12.83
Forfeited	(68,580)	10.51
Nonvested as of February 23, 2024	3,151,634	$9.59
As of February 23, 2024, there was $9.4 of remaining unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
The total fair value of RSUs vested was $23.2, $10.1 and $10.1 during 2024, 2023 and 2022, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares of our Class A Common Stock may be issued to members of our Board of Directors as compensation for director’s fees. We granted a total of 131,013, 109,090 and 61,360 unrestricted shares at a weighted average grant date fair value per share of $8.53, $9.67 and $13.81 during 2024, 2023 and 2022, respectively.

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
The components of lease expense are as follows:

	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Operating lease cost	$53.9	$51.9	$53.2
Sublease rental income	(2.4)	(2.2)	(2.0)
	$51.5	$49.7	$51.2
Supplemental cash flow and other information related to leases is as follows:

	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Cash flow information:
Operating cash flows used for operating leases	$55.8	$53.1	$54.1
Leased assets obtained in exchange for new operating lease obligations	$20.9	$39.1	$33.1
As of February 23, 2024 and February 24, 2023, the weighted-average remaining lease terms were 4.8 years and 5.3 years, respectively, and the weighted-average discount rates were 4.8% and 4.2%, respectively.
The following table summarizes the future minimum lease payments as of February 23, 2024:

Fiscal Year Ending in February	Amount (1)
2025	$52.3
2026	44.7
2027	36.4
2028	27.7
2029	20.0
Thereafter	25.8
Total lease payments	206.9
Less: Interest	(23.2)
Present value of lease liabilities	$183.7
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.ACQUISITIONS
Viccarbe
In Q3 2022, we acquired Viccarbe, a Spanish designer of contemporary furniture for high-performance collaborative and social spaces. The transaction included the purchase of all the outstanding capital stock of Viccarbe for $34.9 (or €30.0) in an all-cash transaction using cash on-hand. Up to an additional $14.1 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. At each reporting date, the contingent consideration liability is remeasured, and changes to the fair value are recognized in Operating expenses. As of February 23, 2024, the fair value of the contingent consideration was $0.0. See Note 7 for additional information. An additional amount of up to $6.5 (or €6.0) is also payable to the sellers based upon the achievement of certain milestones and continued employment over a five-year period, which is being estimated and expensed over the service period on a straight-line basis.
Tangible assets and liabilities of Viccarbe were valued as of the acquisition date using a market analysis and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $11.7 related to identifiable intangible assets, $25.8 related to goodwill and $5.1 related to tangible assets. The tangible assets mainly consisted of working capital (primarily accounts receivable, inventory and accounts payable) and property, plant and equipment. Additionally, we recorded a deferred tax liability in the amount of $2.9 associated with the tax basis difference in acquired book assets. The goodwill was recorded in the International segment as of the acquisition date and is not deductible for income tax purposes in Spain. The goodwill resulting from the acquisition is primarily related to the growth potential of Viccarbe and our intention to expand the manufacturing of Viccarbe products in geographic regions outside of the International segment and to offer Viccarbe products through our global distribution network. As such, we reallocated a portion of the goodwill to the Americas segment during 2023 based on the relative fair value of the Viccarbe business reported within the Americas segment as of the date of the acquisition. Intangible assets are principally related to the Viccarbe trademark, dealer relationships and internally developed know-how and designs, which will be amortized over periods ranging from 9 to 13 years from the date of acquisition. The purchase price allocation for the Viccarbe acquisition was completed during 2023.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Useful Life (Years)	Fair Value
Trademark	9.0	$4.6
Dealer relationships	13.0	3.8
Know-how and designs	9.0	3.3
		$11.7
The fair values of the purchased intangible assets are being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of February 23, 2024:

Fiscal Year Ending in February	Amount
2025	$1.1
2026	1.1
2027	1.1
2028	1.1
2029	1.1
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
Tangible assets and liabilities of HALCON were valued as of the acquisition date using a market analysis, and intangible assets were valued using a discounted cash flow analysis, which represents a Level 3 measurement. On the acquisition date, we recorded $51.8 related to identifiable intangible assets, $36.6 related to goodwill and $16.7 related to tangible assets. The tangible assets mainly consisted of property, plant and equipment of $30.6, working capital (primarily inventory of $12.8) and customer deposits of $24.3. The goodwill was recorded in the Americas segment and is deductible for U.S. income tax purposes. The goodwill resulting from the acquisition is primarily related to the growth potential of HALCON expected to be driven by new product development, geographic expansion and the integration of HALCON products into our dealer network. Intangible assets are principally related to dealer relationships, the HALCON trademark and internally developed know-how and designs, which are being amortized over periods ranging from 9 to 10 years from the date of acquisition. We also acquired a backlog of orders which shipped throughout 2023. The purchase price allocation for the HALCON acquisition was completed during 2024.
The following table summarizes the purchased identified intangible assets and the respective fair value and useful life of each asset at the date of acquisition:

Other Intangible Assets	Useful Life (Years)	Fair Value
Dealer relationships	10.0	$21.5
Trademark	9.0	14.0
Know-how and designs	9.0	12.0
Backlog	0.7	4.3
		$51.8

The fair values of the purchased intangible assets are being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of February 23, 2024:

Fiscal Year Ending in February	Amount
2025	$5.1
2026	5.0
2027	5.0
2028	5.0
2029	5.0
$25.1

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    REPORTABLE SEGMENTS
As of the end of Q1 2024, we realigned our reportable segments for financial reporting purposes as a result of changes in how we monitor business performance and allocate resources to support our top strategic priorities. During Q1 2024, we simplified our internal reporting to summarize the results of all brands by geography including utilization of previously unallocated Corporate expenses. This change is parallel to the organizational structure that is used by our Chief Executive Officer in the capacity as CODM for making operating and investment decisions and assessing business performance.
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
For purposes of segment reporting externally, we have aggregated the EMEA and Asia Pacific operating segments as an International segment based upon their similarity in quantitative and qualitative characteristics as defined in the Accounting Standards Codification ("ASC") 280, Segment Reporting. We evaluated the economic similarity of these operating segments including patterns and trends for revenue, gross profit and operating income (loss) in addition to the similarity in the nature of products and services, types of customers, and production and distribution processes in these regions. We concluded that these operating segments met the criteria for aggregation consistent with the basic principles and objectives of segment reporting described in ASC 280. The change in our reportable segments did not result in a change to our reporting units for purposes of goodwill impairment testing.
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
As required by ASC 280, all presented segment data reflects the reclassification of previously reported segment data.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Segment Data	Americas	International	Consolidated
2024
Revenue	$2,419.8	$739.8	$3,159.6
Gross profit	799.1	213.3	1,012.4
Operating income (loss)	143.8	(26.0)	117.8
Total assets	1,705.5	531.2	2,236.7
Capital expenditures	34.1	13.0	47.1
Depreciation and amortization	58.5	25.1	83.6
2023
Revenue	$2,436.2	$796.4	$3,232.6
Gross profit	711.6	207.8	919.4
Operating income (loss)	77.4	(11.9)	65.5
Total assets	1,631.2	571.6	2,202.8
Capital expenditures	41.9	17.2	59.1
Depreciation and amortization	64.6	25.4	90.0
2022
Revenue	$1,995.1	$777.6	$2,772.7
Gross profit	546.4	215.1	761.5
Operating income (loss)	21.2	(1.1)	20.1
Total assets	1,607.1	653.9	2,261.0
Capital expenditures	44.4	16.1	60.5
Depreciation and amortization	55.6	27.6	83.2
The accounting policies of each of the reportable segments are the same as those described in Note 2.
Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Long-lived assets (1):
United States	$318.0	$358.3	$364.2
Foreign locations	203.5	216.5	238.4
	$521.5	$574.8	$602.6
_______________________________________
(1)Long-lived assets include property, plant and equipment and right-of-use operating lease assets.
No country other than the U.S. represented greater than 10% of our long-lived assets in 2024, 2023 or 2022.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    RESTRUCTURING ACTIVITIES
In Q4 2024, we initiated a series of restructuring actions to enhance our long-term operational effectiveness in Asia Pacific. These actions involve the involuntary terminations of approximately 100 positions in Asia Pacific. We expect to incur restructuring costs of approximately $4 in the International segment related to these actions, consisting of cash severance payments, other separation-related benefits, and other related costs. We recorded $2.5 related to employee termination costs and $0.4 related to the impairment of a right-of-use operating lease asset in the International segment for these actions during 2024. We expect these actions to be substantially completed by the end of 2025.
In Q4 2024, we initiated restructuring actions to move a regional distribution center in the Americas segment. These actions involve the involuntary terminations of approximately 50 to 55 positions and the relocation of approximately 15 to 20 positions in the Americas segment. We expect to incur restructuring costs of approximately $3 in the Americas segment related to these actions consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred restructuring costs of $0.7 in the Americas segment for these actions during 2024. We expect these actions to be substantially completed by the end of 2025.
In Q3 2024, we initiated a series of restructuring actions to reallocate production of our product portfolio across our industrial footprint to take advantage of manufacturing centers of excellence. These actions involve the involuntary terminations of approximately 15 positions in the Americas segment. We expect to incur restructuring costs of approximately $2 to $3 in the Americas segment related to these actions consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred restructuring costs of $1.1 in the Americas segment for these actions during 2024. We expect these actions to be substantially completed by the end of 2025.
In Q1 2024, we announced a series of restructuring actions in response to continued decline in order volume, persisting inflationary pressures, and decreasing plant utilization. These actions involve the involuntary terminations of approximately 40 to 50 salaried roles in EMEA, the elimination of approximately 240 positions in Asia Pacific, and the involuntary terminations of approximately 30 employees in the Americas segment in connection with the closing of our regional distribution center in Atlanta, Georgia. We expect to incur restructuring costs of approximately $16 to $18 in the International segment and approximately $1 in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $16.3 in the International segment and $0.5 in the Americas segment for these actions during 2024. These actions are substantially complete.
In Q4 2023, we initiated a series of restructuring actions, primarily related to the wind down of our customer aviation function in connection with our strategy to reinvent our go-to-market model and create new customer experiences. The restructuring actions included terminations of approximately 25 salaried employees in the Americas segment. We incurred $1.0 and $3.6 of restructuring costs in the Americas segment for these actions during 2024 and 2023, respectively, consisting of cash severance payments and other separation-related benefits. These restructuring actions are complete.
In Q3 2023, our Board of Directors approved restructuring actions to reduce operational spending across certain functions in response to a decline in order volume and lower-than-expected return-to-office trends in the Americas segment. The restructuring actions included terminations of approximately 130 salaried employees in the Americas segment. In 2023, we incurred $10.9 of restructuring costs related to these actions in the Americas segment, consisting of cash severance payments and other separation-related benefits. These restructuring actions are complete.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the changes in the restructuring reserve balance during 2024 and 2023:

	Workforce reductions	Business exit and related costs	Total
Balance as of February 25, 2022	$—	$—	$—
Additions	16.3	2.4	18.7
Payments	(12.3)	(2.4)	(14.7)
Balance as of February 24, 2023	$4.0	$—	$4.0
Additions	21.8	0.2	22.0
Payments	(13.4)	(0.2)	(13.6)
Adjustments (1)	(0.1)	—	(0.1)
Balance as of February 23, 2024	$12.3	$—	$12.3
________________________
(1)Primarily represents currency translation adjustments.
22.    UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2024
Revenue	$751.9	$854.6	$777.9	$775.2	$3,159.6
Gross profit	234.6	283.4	252.3	242.1	1,012.4
Operating income	7.3	41.0	43.8	25.7	117.8
Net income	1.5	27.5	30.8	21.3	81.1
Basic earnings per share	0.01	0.23	0.26	0.18	0.68
Diluted earnings per share	0.01	0.23	0.26	0.18	0.68
2023
Revenue	$740.7	$863.3	$826.9	$801.7	$3,232.6
Gross profit	191.6	250.8	237.8	239.2	919.4
Operating income (loss)	(12.6)	28.9	20.5	28.7	65.5
Net income (loss)	(11.4)	19.6	11.4	15.7	35.3
Basic earnings (loss) per share	(0.10)	0.17	0.10	0.13	0.30
Diluted earnings (loss) per share	(0.10)	0.17	0.10	0.13	0.30

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.
Item 9A.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of February 23, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 23, 2024, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART III
Item 10.Directors, Executive Officers and Corporate Governance:
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this Item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2024 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors” and “Other Corporate Governance Matters” and is incorporated into this Report by reference.
Item 11.Executive Compensation:
The information required by Item 11 will be contained in our 2024 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2024 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
The following table shows information regarding securities authorized for issuance under equity compensation plans as of February 23, 2024:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,451,622	(1)	n/a	(2)	5,179,745
Equity compensation plans not approved by security holders	—		n/a		—
Total	4,451,622		n/a		5,179,745
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
Item 13.Certain Relationships and Related Transactions, and Director Independence:
The information required by Item 13 will be contained in our 2024 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.
Item 14.Principal Accountant Fees and Services:
The information required by Item 14 will be contained in our 2024 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV
Item 15.Exhibit and Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)
•Management’s Report on Internal Control Over Financial Reporting
•Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Statements of Income for the Years Ended February 23, 2024, February 24, 2023 and February 25, 2022
•Consolidated Statements of Comprehensive Income for the Years Ended February 23, 2024, February 24, 2023 and February 25, 2022
•Consolidated Balance Sheets as of February 23, 2024 and February 24, 2023
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 23, 2024, February 24, 2023 and February 25, 2022
•Consolidated Statements of Cash Flows for the Years Ended February 23, 2024, February 24, 2023 and February 25, 2022
•Notes to the Consolidated Financial Statements
2. Financial Statement Schedules (S-1)
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
10.1*
Fourth Amended and Restated Credit Agreement, dated as of February 7, 2024, among Steelcase Inc., JPMorgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; HSBC Bank USA, National Association, as Documentation Agent; and certain other lenders (6)

10.2**	Steelcase Inc. Restoration Retirement Plan (7)
10.3**	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.4**	2016-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (9)
10.5**	2017-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (10)
10.6**	Steelcase Inc. Deferred Compensation Plan (11)
10.7**	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.8**	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (13)
10.9**	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (14)
10.10**	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (15)
10.11**	Steelcase Inc. Executive Severance Plan (16)

Exhibit No.	Description
10.12**	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.13**	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.14**	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (19)
10.15**	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (20)
10.16**	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.17**	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.18**	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.19**	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.20**	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (25)
10.21**	Steelcase Inc. Management Incentive Plan, as amended and restated as of April 11, 2023 (26)
10.22**	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 12, 2023 (27)
10.23**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (3-year) (FY 2021 and 2022) (28)
10.24**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2022) (29)
10.25**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2023) (30)
10.26**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (Not Retirement Forfeitable) (FY 2023) (31)
10.27**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (Retirement Forfeitable) (FY 2023) (32)
10.28**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2024) (33)
10.29**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2024) (34)
10.30**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2025)
10.31**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2025)
10.32**	Summary of Steelcase Benefit Plan for Outside Directors, as updated January 15, 2020 (35)
10.33**	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated August 28, 2020 (36)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Steelcase Inc. Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(6)Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on February 7, 2024 (commission file number 001-13873), and incorporated herein by reference.
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
(26)    Filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2023, as filed with the Commission on April 14, 2023 (commission file number 001-13873), and incorporated herein by reference.
(27)     Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 14, 2023 (commission file number 001-13873), and incorporated herein by reference.
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
(33)     Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2023, as filed with the Commission on April 14, 2023 (commission file number 001-13873), and incorporated herein by reference.
(34)     Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2023, as filed with the Commission on April 14, 2023 (commission file number 001-13873), and incorporated herein by reference.
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
Item 16.Form 10-K Summary:
None.
SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Balance as of beginning of period	$6.5	$8.0	$8.7
Additions:
Charged to costs and expenses	1.1	3.0	2.8
Deductions (1)	(1.5)	(4.3)	(3.3)
Other adjustments (2)	0.1	(0.2)	(0.2)
Balance as of end of period	$6.2	$6.5	$8.0

________________________
(1)Primarily represents changes in our estimated provision for bad debts and excess of accounts written off over recoveries.
(2)Primarily represents currency translation adjustments.

Reserve for Excess and Obsolete Inventory	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Balance as of beginning of period	$41.2	$35.7	$33.8
Additions:
Charged to costs and expenses	14.5	12.4	6.9
Deductions (1)	(9.3)	(7.7)	(4.6)
Other adjustments (2)	—	0.8	(0.4)
Balance as of end of period	$46.4	$41.2	$35.7

________________________
(1)Inventory loss charged against inventory reserves.
(2)Includes an increase of $1.3 recognized to record inventory at fair value in our acquisition of Halcon in 2023 and currency translation adjustments.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 23, 2024	February 24, 2023	February 25, 2022
Balance as of beginning of period	$4.3	$3.7	$6.6
Additions:
Charged to costs and expenses	2.0	1.0	(2.7)
Deductions and expirations	—	—	—
Other adjustments (1)	(0.1)	(0.4)	(0.2)
Balance as of end of period	$6.2	$4.3	$3.7
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
Date: April 12, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SARA E. ARMBRUSTER	President and Chief Executive Officer, Director (Principal Executive Officer)	April 12, 2024
Sara E. Armbruster

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 12, 2024
David C. Sylvester

/s/ NICOLE C. MCGRATH	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)	April 12, 2024
Nicole C. McGrath

/s/ TIMOTHY C. E. BROWN	Director	April 12, 2024
Timothy C. E. Brown

/s/ CONNIE K. DUCKWORTH	Director	April 12, 2024
Connie K. Duckworth

/s/ SANJAY GUPTA	Director	April 12, 2024
Sanjay Gupta

/s/ TODD P. KELSEY	Director	April 12, 2024
Todd P. Kelsey

/s/ JENNIFER C. NIEMANN	Director	April 12, 2024
Jennifer C. Niemann

/s/ ROBERT C. PEW III	Chair of the Board of Directors, Director	April 12, 2024
Robert C. Pew III

/s/ CATHY D. ROSS	Director	April 12, 2024
Cathy D. Ross

/s/ CATHERINE C. B. SCHMELTER	Director	April 12, 2024
Catherine C. B. Schmelter

/s/ PETER M. WEGE II	Director	April 12, 2024
Peter M. Wege II

/s/ LINDA K. WILLIAMS	Director	April 12, 2024
Linda K. Williams

/s/ KATE PEW WOLTERS	Director	April 12, 2024
Kate Pew Wolters
S-1