Form 10-Q
period 2024-05-24
STEELCASE INC
filed 2024-06-21
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 24, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 18, 2024, Steelcase Inc. had 93,882,671 shares of Class A Common Stock and 20,250,814 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED May 24, 2024 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 24, 2024	May 26, 2023
Revenue	$727.3	$751.9
Cost of sales	485.9	515.9
Restructuring costs	7.0	1.4
Gross profit	234.4	234.6
Operating expenses	217.5	220.6
Restructuring costs (benefits)	(0.7)	6.7
Operating income	17.6	7.3
Interest expense	(6.2)	(6.6)
Investment income	2.4	0.5
Other income, net	0.3	1.7
Income before income tax expense	14.1	2.9
Income tax expense	3.2	1.4
Net income	$10.9	$1.5
Earnings per share:
Basic	$0.09	$0.01
Diluted	$0.09	$0.01
Dividends declared and paid per common share	$0.100	$0.100

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended
	May 24, 2024	May 26, 2023
Net income	$10.9	$1.5
Other comprehensive income (loss), net:
Unrealized gain on investments	0.1	—
Pension and other post-retirement liability adjustments	(0.4)	(0.6)
Derivative amortization	0.2	0.2
Foreign currency translation adjustments	0.4	3.2
Total other comprehensive income (loss), net	0.3	2.8
Comprehensive income	$11.2	$4.3

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 24, 2024	February 23, 2024
ASSETS
Current assets:
Cash and cash equivalents	$173.2	$318.6
Short-term investments	35.7	—
Accounts receivable, net of allowance of $5.8 and $6.2	324.5	338.3
Inventories, net	247.6	231.0
Prepaid expenses	39.5	31.9
Other current assets	41.7	39.6
Total current assets	862.2	959.4
Property, plant and equipment, net of accumulated depreciation of $1,126.6 and $1,119.2	348.2	352.9
Company-owned life insurance ("COLI")	168.9	166.9
Deferred income taxes	115.2	115.8
Goodwill	274.7	274.8
Other intangible assets, net of accumulated amortization of $119.3 and $115.0	90.5	94.6
Investments in unconsolidated affiliates	55.5	55.7
Right-of-use operating lease assets	151.9	168.6
Other assets	60.3	48.0
Total assets	$2,127.4	$2,236.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$224.6	$211.3
Current operating lease obligations	41.7	45.1
Employee compensation	92.5	166.1
Employee benefit plan obligations	21.3	39.9
Accrued promotions	19.7	19.4
Customer deposits	47.4	44.8
Other current liabilities	87.9	80.5
Total current liabilities	535.1	607.1
Long-term liabilities:
Long-term debt	446.5	446.3
Employee benefit plan obligations	98.0	104.5
Long-term operating lease obligations	122.8	138.6
Other long-term liabilities	51.9	53.1
Total long-term liabilities	719.2	742.5
Total liabilities	1,254.3	1,349.6
Shareholders’ equity:
Additional paid-in capital	28.3	41.2
Accumulated other comprehensive income (loss)	(66.6)	(66.9)
Retained earnings	911.4	912.8
Total shareholders’ equity	873.1	887.1
Total liabilities and shareholders’ equity	$2,127.4	$2,236.7

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended
	May 24, 2024	May 26, 2023
Changes in common shares outstanding:
Common shares outstanding, beginning of period	114,227,372	112,988,721
Common stock issuances	21,552	37,250
Common stock repurchases	(2,201,146)	(429,624)
Performance and restricted stock units issued as common stock	2,063,401	1,357,239
Common shares outstanding, end of period	114,111,179	113,953,586

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$41.2	$19.4
Common stock issuances	0.3	0.3
Common stock repurchases	(27.7)	(3.3)
Performance and restricted stock units expense	14.5	13.7
Additional paid-in capital, end of period	28.3	30.1

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(66.9)	(72.5)
Other comprehensive income	0.3	2.8
Accumulated other comprehensive income (loss), end of period	(66.6)	(69.7)

Changes in retained earnings:
Retained earnings, beginning of period	912.8	879.3
Net income	10.9	1.5
Dividends paid	(12.3)	(12.1)
Retained earnings, end of period	911.4	868.7
Total shareholders' equity	$873.1	$829.1
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 24, 2024	May 26, 2023
OPERATING ACTIVITIES
Net income	$10.9	$1.5
Depreciation and amortization	20.2	20.4
Share-based compensation	14.8	14.0
Restructuring costs	6.3	8.1
Other	(0.9)	(1.3)
Changes in operating assets and liabilities:
Accounts receivable	13.6	11.3
Inventories	(16.7)	12.1
Cloud computing arrangements expenditures	(10.9)	—
Other assets	(10.8)	(3.2)
Accounts payable	11.6	11.3
Employee compensation liabilities	(81.7)	(49.1)
Employee benefit obligations	(25.9)	(19.3)
Accrued expenses and other liabilities	10.4	5.5
Net cash provided by (used in) operating activities	(59.1)	11.3
INVESTING ACTIVITIES
Capital expenditures	(12.1)	(11.7)
Purchases of short-term investments	(36.2)	—
Liquidations of short-term investments	0.5	—
Other	1.2	0.5
Net cash used in investing activities	(46.6)	(11.2)
FINANCING ACTIVITIES
Dividends paid	(12.3)	(12.1)
Common stock repurchases	(27.7)	(3.3)
Borrowings on global committed bank facility	—	67.2
Repayments on global committed bank facility	—	(67.2)
Repayments on note payable	—	(32.2)
Other	—	(2.7)
Net cash used in financing activities	(40.0)	(50.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.4)
Net decrease in cash, cash equivalents and restricted cash	(145.6)	(50.6)
Cash and cash equivalents and restricted cash, beginning of period (1)	325.9	97.2
Cash and cash equivalents and restricted cash, end of period (2)	$180.3	$46.6
_______________________________________
(1)These amounts include restricted cash of $7.3 and $6.8 as of February 23, 2024 and February 24, 2023, respectively.
(2)These amounts include restricted cash of $7.1 and $6.4 as of May 24, 2024 and May 26, 2023, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims. The restricted cash balance is included as part of Other assets on the Condensed Consolidated Balance Sheets.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 23, 2024 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
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
Adoption of New Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which is intended to improve disclosures related to significant segment expenses and the information used by the chief operating decision maker ("CODM") to assess segment performance and to allocate resources. We adopted this guidance on a retrospective basis and will modify our annual disclosures beginning in Q4 2025 and interim disclosures thereafter. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended
	May 24, 2024	May 26, 2023
Americas
Desking, benching, systems and storage	$255.5	$250.2
Seating	144.6	152.8
Other (1)	154.3	169.8
International
Desking, benching, systems and storage	56.8	61.6
Seating	64.5	62.0
Other (1)	51.6	55.5
	$727.3	$751.9
_______________________________________
(1)The other product category data by segment consists primarily of third-party products, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended
	May 24, 2024	May 26, 2023
United States	$513.3	$532.7
Foreign locations	214.0	219.2
	$727.3	$751.9
Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance for the three months ended May 24, 2024 are as follows:

Roll-Forward of Contract Liability for Customer Deposits	Customer Deposits
Balance as of February 23, 2024	$44.8
Recognition of revenue related to beginning of year customer deposits	(27.4)
Customer deposits received, net of revenue recognized during the period	30.0
Balance as of May 24, 2024	$47.4

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

Computation of Earnings Per Share	Three Months Ended May 24, 2024			Three Months Ended May 26, 2023
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$10.9	118.4	119.1	$1.5	117.9	118.4
Impact of participating securities	(0.3)	(3.6)	(3.6)	(0.1)	(4.1)	(4.1)
Amounts used in calculating earnings per share, excluding participating securities	$10.6	114.8	115.5	$1.4	113.8	114.3

Earnings per share		$0.09	$0.09		$0.01	$0.01
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the three months ended May 24, 2024 and May 26, 2023.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 24, 2024:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 23, 2024	$0.4	$5.9	$(4.7)	$(68.5)	$(66.9)
Other comprehensive income before reclassifications	0.1	—	—	0.4	0.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	0.2	—	(0.2)
Net other comprehensive income (loss) during the period	0.1	(0.4)	0.2	0.4	0.3
Balance as of May 24, 2024	$0.5	$5.5	$(4.5)	$(68.1)	$(66.6)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 24, 2024 and May 26, 2023:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended
	May 24, 2024	May 26, 2023
Amortization of pension and other post-retirement actuarial gains	$(0.5)	$(0.6)	Other income, net
Income tax expense	0.1	0.1	Income tax expense
	(0.4)	(0.5)

Derivative amortization	0.3	0.3	Interest expense
Income tax benefit	(0.1)	(0.1)	Income tax expense
	0.2	0.2

Total reclassifications	$(0.2)	$(0.3)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.FAIR VALUE
The carrying amounts for many of our financial instruments, including cash and cash equivalents, accounts and notes receivable, accounts payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, foreign exchange forward contracts, long-term investments and contingent consideration are measured at fair value on the Condensed Consolidated Balance Sheets.
Our total debt is carried at cost and was $446.5 and $446.3 as of May 24, 2024 and February 23, 2024, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $419.5 and $423.0 as of May 24, 2024 and February 23, 2024, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
In Q1 2025, we invested $35.7 in a managed investment portfolio which consists of corporate debt securities, asset-backed securities and U.S. government debt securities. These investments are considered available-for-sale and are classified as Short-term investments on the Condensed Consolidated Balance Sheets. Our investment manager operates under a mandate to keep the average duration of investments under two years. Fair values for these investments are based upon valuations for identical or similar instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of tax as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. The cost basis for these investments, determined using the specific identification method, was $35.7 as of May 24, 2024. Of our total short-term investments, $6.5 mature within one year and $29.2 mature after one year through five years.
We may use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.
In connection with the acquisition of Viccarbe Habitat, S.L in Q3 2022, up to an additional $14.1 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period ending Q4 2025. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. At each subsequent reporting date, changes in the fair value of the liability are recorded to Operating expenses until the liability is settled. As of May 24, 2024, the fair value of the contingent consideration was $0.0 based upon current projections for the Viccarbe business over the earnout period. The settlement of the contingent consideration could vary from this estimate based upon actual operating performance of the business during the earnout period compared to the underlying assumptions used in the estimation of fair value, including revenue and operating income projections, and changes to discount rates.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and liabilities measured at fair value within our Condensed Consolidated Balance Sheets as of May 24, 2024 and February 23, 2024 are summarized below:

Fair Value of Financial Instruments	May 24, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$173.2	$—	$—	$173.2
Restricted cash	7.1	—	—	7.1
Managed investment portfolio and other investments
Corporate debt securities - domestic	—	13.8	—	13.8
Corporate debt securities - foreign	—	4.8	—	4.8
Asset-backed securities	—	9.9	—	9.9
U.S. government debt securities	7.2	—	—	7.2
Foreign exchange forward contracts	—	1.0	—	1.0
Auction rate security	—	—	2.8	2.8
	$187.5	$29.5	$2.8	$219.8
Liabilities:
Foreign exchange forward contracts	$—	$(0.4)	$—	$(0.4)
Contingent consideration	—	—	—	—
	$—	$(0.4)	$—	$(0.4)

Fair Value of Financial Instruments	February 23, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$318.6	$—	$—	$318.6
Restricted cash	7.3	—	—	7.3
Foreign exchange forward contracts	—	0.8	—	0.8
Auction rate security	—	—	2.8	2.8
	$325.9	$0.8	$2.8	$329.5
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
Contingent consideration	—	—	—	—
	$—	$(0.5)	$—	$(0.5)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories, net	May 24, 2024	February 23, 2024
Raw materials and work-in-process	$173.1	$164.5
Finished goods	103.9	95.9
	277.0	260.4
Revaluation to LIFO	(29.4)	(29.4)
	$247.6	$231.0
The portion of inventories determined by the LIFO method aggregated to $129.7 and $111.7 as of May 24, 2024 and February 23, 2024, respectively.
8.     SHARE-BASED COMPENSATION
Performance Units
In Q1 2025, we issued 465,300 performance units ("PSUs") to certain employees which are earned over the period of 2025 through 2027 (the "2025 PSUs"). These PSUs are earned based on performance conditions and a market condition which were established by the Compensation Committee in Q1 2025, and thus the 2025 PSUs were considered granted in Q1 2025.
In Q1 2024 and Q1 2023, we issued PSUs to certain employees which are earned over a three-year performance period based on performance conditions established annually by the Compensation Committee within the first three months of the applicable fiscal year, as follows:
•767,600 PSUs to be earned over the period of 2024 through 2026 (the "2024 PSUs") and
•428,700 PSUs to be earned over the period of 2023 through 2025 (the "2023 PSUs").
The number of PSUs earned under the 2024 PSUs and the 2023 PSUs are modified based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. When the performance conditions for a fiscal year are established for these PSUs, one-third of the PSUs issued are considered granted. Therefore, each of the three fiscal years within the performance period is considered an individual tranche of the award (referred to as "Tranche 1," "Tranche 2" and "Tranche 3," respectively). As of May 24, 2024, the 2024 PSUs and 2023 PSUs were considered granted as follows:
•In Q1 2025, the performance conditions were established for Tranche 2 of the 2024 PSUs and Tranche 3 of the 2023 PSUs, and accordingly, such tranches were considered granted in Q1 2025.
•In Q1 2024, the performance conditions were established for Tranche 1 of the 2024 PSUs and Tranche 2 of the 2023 PSUs, and accordingly, such tranches were considered granted in Q1 2024.
•In Q1 2023, the performance conditions were established for Tranche 1 of the 2023 PSUs, and accordingly, such tranche was considered granted in Q1 2023.
Once granted, the PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the remaining performance period. The expense for PSUs is determined based on the probability that the performance conditions will be met, and if applicable, the fair value of the market condition on the grant date. For participants who are or become retirement-eligible during the performance period, the PSUs are expensed over the period ending on the date the participant becomes retirement-eligible. The awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Steelcase Inc. Incentive Compensation Plan ("Incentive Compensation Plan").
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $6.7, $3.2 and $1.7 for the PSUs with market conditions granted in 2025, 2024 and 2023, respectively, that remained outstanding as of May 24, 2024.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Monte Carlo simulation was computed using the following assumptions:

	2025 PSUs	2024 PSUs		2023 PSUs
		Tranche 2	Tranche 1	Tranche 3	Tranche 2	Tranche 1
Risk-free interest rate (1)	7.7%	4.9%	3.7%	5.2%	4.0%	2.6%
Expected term	3 years	2 years	3 years	1 year	2 years	3 years
Estimated volatility (2)	38.5%	42.4%	44.1%	38.9%	37.8%	52.2%
_______________________________________
(1)Based on the U.S. Government bond benchmark on the grant date.
(2)Represents the historical price volatility of our Class A Common Stock for the period prior to the grant date which is equivalent to the expected term of the tranche or award.

The total PSU expense and associated tax benefit recorded during the three months ended May 24, 2024 and May 26, 2023 are as follows:

	Three Months Ended
Performance Units	May 24, 2024	May 26, 2023
Expense	$7.5	$5.4
Tax benefit	1.9	1.4
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
The PSU activity for the three months ended May 24, 2024 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2024	1,299,988	$9.51
Granted	1,887,648	13.27
Forfeited	(105,600)	11.20
Nonvested as of May 24, 2024	3,082,036	$11.84
As of May 24, 2024, there was $7.7 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.0 years.
Restricted Stock Units
During the three months ended May 24, 2024, we awarded 1,018,610 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse up to three years after the date of grant, at which time the RSUs are issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible. Typically, these awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total RSU expense and associated tax benefit for the three months ended May 24, 2024 and May 26, 2023 are as follows:

	Three Months Ended
Restricted Stock Units	May 24, 2024	May 26, 2023
Expense	$7.0	$8.3
Tax benefit	1.7	2.1
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid in the Condensed Consolidated Statements of Cash Flows.
The RSU activity for the three months ended May 24, 2024 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2024	3,151,634	$9.59
Granted	1,018,610	12.24
Vested	(102,900)	14.31
Forfeited	(42,150)	9.26
Nonvested as of May 24, 2024	4,025,194	$10.14
As of May 24, 2024, there was $14.5 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average period of 2.1 years.

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
The components of lease expense during the three months ended May 24, 2024 and May 26, 2023 are as follows:

	Three Months Ended
	May 24, 2024	May 26, 2023
Operating lease cost	$12.6	$13.6
Sublease rental income	(1.2)	(0.5)
	$11.4	$13.1
Supplemental cash flow and other information related to leases during the three months ended May 24, 2024 and May 26, 2023 is as follows:

	Three Months Ended
	May 24, 2024	May 26, 2023
Cash flow information:
Operating cash flows used for operating leases	$14.1	$14.1
Leased assets obtained in exchange for new operating lease obligations	13.4	5.0
As of May 24, 2024 and February 23, 2024, the weighted-average remaining lease terms were 4.6 years and 4.8 years, respectively, and the weighted-average discount rates were 5.2% and 4.8%, respectively.
The following table summarizes the future minimum lease payments as of May 24, 2024:

Fiscal year ending in February	Amount (1)
2025	$36.9
2026	44.1
2027	35.4
2028	26.4
2029	17.8
Thereafter	25.5
Total lease payments	186.1
Less: Interest	(21.6)
Present value of lease liabilities	$164.5
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     REPORTABLE SEGMENTS
The operating segments regularly reviewed by our Chief Executive Officer in the capacity as CODM are (1) the Americas, (2) Europe, the Middle East and Africa ("EMEA") and (3) Asia Pacific. Asia Pacific serves customers in Australia, China, India, Japan, Korea and other countries in Southeast Asia. We primarily review and evaluate revenue, gross profit and operating income (loss) by these segments in our internal review processes and reporting. We also allocate resources among these segments primarily based on revenue, gross profit and operating income (loss). Total assets by segment include manufacturing and other assets associated with each segment.
For purposes of segment reporting externally, we aggregate the EMEA and Asia Pacific operating segments as an International segment based upon their similarity in quantitative and qualitative characteristics as defined in the Accounting Standards Codification ("ASC") 280, Segment Reporting. We evaluate the economic similarity of these operating segments including patterns and trends for revenue, gross profit and operating income (loss) in addition to the similarity in the nature of products and services, types of customers, and production and distribution processes in these regions. We conclude that these operating segments meet the criteria for aggregation consistent with the basic principles and objectives of segment reporting described in ASC 280.
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, architectural, textile and surface imaging products that are marketed to corporate, government, healthcare, education and retail customers primarily through the Steelcase, AMQ, Coalesse, Designtex, HALCON, Orangebox, Smith System and Viccarbe brands.
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, healthcare, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.
Revenue, gross profit and operating income (loss) for the three months ended May 24, 2024 and May 26, 2023 and total assets and goodwill as of May 24, 2024 and February 23, 2024 by segment are presented in the following tables:

	Three Months Ended
Reportable Segment Statement of Income Data	May 24, 2024	May 26, 2023
Revenue
Americas	$554.4	$572.8
International	172.9	179.1
	$727.3	$751.9
Gross Profit
Americas	$185.4	$183.6
International	49.0	51.0
	$234.4	$234.6
Operating Income (Loss)
Americas	$18.5	$19.8
International	(0.9)	(12.5)
	$17.6	$7.3

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Balance Sheet Data	May 24, 2024	February 23, 2024
Total assets
Americas	$1,610.6	$1,705.5
International	516.8	531.2
	$2,127.4	$2,236.7

Goodwill
Americas	$266.0	$266.1
International	8.7	8.7
	$274.7	$274.8

11.     RESTRUCTURING ACTIVITIES
In Q1 2024, we announced a series of restructuring actions in response to continued decline in order volume, persisting inflationary pressures, and decreasing plant utilization. These actions involved the involuntary terminations of approximately 40 to 50 salaried roles in EMEA, the elimination of approximately 240 positions in Asia Pacific, and the involuntary terminations of approximately 30 employees in the Americas in connection with the closing of our regional distribution center in Atlanta, Georgia. We expect to incur total restructuring costs of approximately $16 to $18 in the International segment and approximately $1 in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We recorded a benefit of $0.9 in the International segment in Q1 2025 due to a reduction in the expected costs for employee exits. We previously incurred restructuring costs of $16.3 in the International segment and $0.6 in the Americas segment for these actions during 2024. These actions are substantially complete.
In Q3 2024, we initiated a series of restructuring actions to reallocate production of our product portfolio across our industrial footprint to take advantage of manufacturing centers of excellence. These actions involve the involuntary terminations of approximately 15 positions in the Americas segment. We expect to incur total restructuring costs of approximately $2 to $3 related to these actions consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred restructuring costs of $0.1 in Q1 2025. We previously incurred restructuring costs of $1.1 for these actions during 2024. We expect these actions to be substantially completed by the end of 2025.
In Q4 2024, we initiated restructuring actions to move a regional distribution center in the Americas segment. These actions involved the involuntary terminations of approximately 50 to 55 positions and the relocation of approximately 15 positions. We expect to incur total restructuring costs of approximately $3 related to these actions consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred restructuring costs of $1.7 for these actions in Q1 2025. We previously incurred restructuring costs of $0.7 for these actions during 2024. We expect these actions to be substantially completed by the end of 2025.
In Q4 2024, we initiated a series of restructuring actions to enhance our long-term operational effectiveness in Asia Pacific. These actions involve the involuntary terminations of approximately 100 positions in Asia Pacific. We expect to incur total restructuring costs of approximately $4 in the International segment related to these actions, consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred restructuring costs of $0.2 for these actions in Q1 2025. We previously recorded $2.5 related to employee termination costs and $0.4 related to the impairment of a right-of-use operating lease asset for these actions during 2024. We expect these actions to be substantially completed by the end of 2025.
In Q1 2025, we initiated restructuring actions to close a regional distribution center in EMEA. These actions involve the involuntary terminations of approximately 20 positions. We expect to incur restructuring costs of approximately $3 in the International segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $2.7 for these actions in Q1 2025. We expect these actions to be substantially completed by the end of 2025.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In Q1 2025, we initiated a series of restructuring actions to realign our operations organization to optimize efficiency in the Americas segment. These actions involve the voluntary and involuntary terminations of approximately 100 positions. We expect to incur restructuring costs of approximately $3 related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $2.6 for these actions in Q1 2025. We expect these actions to be substantially completed by the end of 2025.
The following table details the changes in the restructuring reserve balance for the three months ended May 24, 2024:

	Workforce reductions	Business exit and related costs	Total
Balance as of February 23, 2024	$12.3	$—	$12.3
Additions	6.0	1.4	7.4
Payments	(6.6)	(1.4)	(8.0)
Adjustments	(1.3)	—	(1.3)
Balance as of May 24, 2024	$10.4	$—	$10.4

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 23, 2024. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Financial Summary

Our reportable segments consist of the Americas segment and the International segment. See Note 10 to the condensed consolidated financial statements for additional information.
Results of Operations

	Three Months Ended
Statement of Income Data	May 24, 2024		May 26, 2023
Revenue	$727.3	100.0%	$751.9	100.0%
Cost of sales	485.9	66.8	515.9	68.6
Restructuring costs	7.0	1.0	1.4	0.2
Gross profit	234.4	32.2	234.6	31.2
Operating expenses	217.5	29.9	220.6	29.3
Restructuring costs (benefits)	(0.7)	(0.1)	6.7	0.9
Operating income	17.6	2.4	7.3	1.0
Interest expense	(6.2)	(0.8)	(6.6)	(0.9)
Investment income	2.4	0.3	0.5	0.1
Other income, net	0.3	—	1.7	0.2
Income before income tax expense	14.1	1.9	2.9	0.4
Income tax expense	3.2	0.4	1.4	0.2
Net income	$10.9	1.5%	$1.5	0.2%
Earnings per share:
Basic	$0.09		$0.01
Diluted	$0.09		$0.01

Q1 2025 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Q1 2024 revenue	$572.8	$179.1	$751.9
Divestiture	(12.4)	—	(12.4)
Currency translation effects	(0.2)	(2.9)	(3.1)
Q1 2024 revenue, adjusted	560.2	176.2	736.4
Q1 2025 revenue	554.4	172.9	727.3
Organic growth (decline) $	$(5.8)	$(3.3)	$(9.1)
Organic growth (decline) %	(1)%	(2)%	(1)%

Adjusted Operating Income	Three Months Ended
	May 24, 2024		May 26, 2023
Operating income	$17.6	2.4%	$7.3	1.0%
Amortization of purchased intangible assets	4.3	0.6	4.3	0.5
Restructuring costs	6.3	0.9	8.1	1.1
Adjusted operating income	$28.2	3.9%	$19.7	2.6%

Adjusted Earnings Per Share	Three Months Ended
	May 24, 2024	May 26, 2023
Earnings per share	$0.09	$0.01
Amortization of purchased intangible assets, per share	0.04	0.04
Income tax effect of amortization of purchased intangible assets, per share	(0.01)	(0.01)
Restructuring costs, per share	0.05	0.07
Income tax effect of restructuring costs, per share	(0.01)	(0.02)
Adjusted earnings per share	$0.16	$0.09
Overview
In Q1 2025, our earnings improved year over year, despite a decline in revenue, driven by pricing benefits. We began Q1 2025 with an order backlog which was 8% lower than the prior year, the effects of which were partially offset by 8% year-over-year order growth (adjusted for the impact of a divestiture and currency translation effects) during the quarter. Pricing benefits improved gross profit as a percentage of revenue, and operating expenses decreased compared to the prior year as we realized the savings from the restructuring actions we implemented in the prior year. These savings were partially offset by costs associated with continued investment in our business transformation initiative and implementation of our new enterprise resource planning ("ERP") system. During Q1 2025, we initiated additional restructuring actions focused on optimizing our global operations.
We recorded net income of $10.9 and earnings per share of $0.09 in Q1 2025 compared to net income of $1.5 and earnings per share of $0.01 in the prior year. Operating income of $17.6 in Q1 2025 represented an improvement of $10.3 compared to operating income of $7.3 in the prior year. The improvement was driven by pricing benefits and lower restructuring costs, partially offset by the impacts of lower volume. We reported adjusted operating income of $28.2 and adjusted earnings per share of $0.16 in Q1 2025 compared to adjusted operating income of $19.7 and adjusted earnings per share of $0.09 in the prior year.
Revenue of $727.3 in Q1 2025 represented a decline of $24.6 or 3% compared to the prior year. Revenue declined by:
•approximately 4% due to lower volume,
•approximately 2% due to the impact of a divestiture and
•$3.1 due to unfavorable currency translation effects,
•partially offset by approximately 2% revenue growth from pricing benefits.

Revenue decreased by 3% in the Americas and 3% in International. On an organic basis, revenue in Q1 2025 represented a decline of 1% compared to the prior year, with a 1% decline in the Americas and a 2% decline in International.
Cost of sales as a percentage of revenue improved by approximately 180 basis points in Q1 2025 compared to the prior year. The improvement was driven by pricing benefits in the Americas, partially offset by the impacts of lower volume in the Americas and International. Cost of sales as a percentage of revenue improved by 200 basis points in the Americas and by 110 basis points in International.
Operating expenses decreased by $3.1 in Q1 2025 but increased by 60 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q1 2025 reflected:
•$6.0 of lower spending in various functional areas and employee costs, primarily in International, and
•a $4.3 decrease from a divestiture,
•partially offset by $3.7 of higher variable compensation expense and $3.4 of higher information technology costs primarily related to our business transformation initiative.
We recorded restructuring costs of $6.3 in Q1 2025 and $8.1 in Q1 2024. See Note 11 to the condensed consolidated financial statements for additional information.
Our Q1 2025 effective tax rate was 22.7%, which included $0.5 of discrete tax benefits, compared to a Q1 2024 effective tax rate of approximately 48%, which included $0.6 of discrete tax expenses.
Interest Expense, Investment Income and Other Income, Net

	Three Months Ended
Interest Expense, Investment Income and Other Income, Net	May 24, 2024	May 26, 2023
Interest expense	$(6.2)	$(6.6)
Investment income	2.4	0.5
Other income, net:
Equity in income of unconsolidated affiliates	1.5	1.9
Foreign exchange gains (losses)	(0.5)	0.5
Net periodic pension and post-retirement expense, excluding service cost	(0.2)	(0.1)
Miscellaneous income (expense), net	(0.5)	(0.6)
Total other income, net	0.3	1.7
Total interest expense, investment income and other income, net	$(3.5)	$(4.4)

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

	Three Months Ended
Statement of Income Data — Americas	May 24, 2024		May 26, 2023
Revenue	$554.4	100.0%	$572.8	100.0%
Cost of sales	364.9	65.8	388.6	67.8
Restructuring costs	4.1	0.8	0.6	0.1
Gross profit	185.4	33.4	183.6	32.1
Operating expenses	166.7	30.1	163.1	28.5
Restructuring costs	0.2	—	0.7	0.1
Operating income	$18.5	3.3%	$19.8	3.5%

Adjusted Operating Income — Americas	Three Months Ended
	May 24, 2024		May 26, 2023
Operating income	$18.5	3.3%	$19.8	3.5%
Amortization of purchased intangible assets	3.1	0.6	3.1	0.5
Restructuring costs	4.3	0.8	1.3	0.2
Adjusted operating income	$25.9	4.7%	$24.2	4.2%
Operating income in the Americas decreased by $1.3 in Q1 2025 compared to the prior year. The decrease was driven by higher operating expenses, higher restructuring costs, and the impacts of lower volume, partially offset by pricing benefits. Adjusted operating income of $25.9 in Q1 2025 represented an improvement of $1.7 compared to the prior year.
The Americas revenue represented 76.2% of consolidated revenue in Q1 2025. In Q1 2025, revenue decreased by $18.4 or 3% compared to the prior year impacted by a lower beginning backlog. Revenue declined by:
•approximately 5% due to lower volume and
•approximately 2% due to the impact of a divestiture,
•partially offset by approximately 3% revenue growth from pricing benefits.
On an organic basis, revenue declined $5.8 or 1% in Q1 2025 compared to the prior year.
Cost of sales as a percentage of revenue improved by 200 basis points in Q1 2025 compared to the prior year. The improvement was driven by pricing benefits, partially offset by the impacts of lower volume.
Operating expenses increased by $3.6 in Q1 2025, or 160 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q1 2025 included $3.3 of higher variable compensation expense and $3.3 of higher information technology costs primarily related to our business transformation initiative, partially offset by a $4.3 decrease from a divestiture.
We recorded restructuring costs of $4.3 in Q1 2025 and $1.3 in Q1 2024. See Note 11 to the condensed consolidated financial statements for additional information.

International
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, healthcare, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended
Statement of Operations Data — International	May 24, 2024		May 26, 2023
Revenue	$172.9	100.0%	$179.1	100.0%
Cost of sales	121.0	70.0	127.3	71.1
Restructuring costs	2.9	1.7	0.8	0.4
Gross profit	49.0	28.3	51.0	28.5
Operating expenses	50.8	29.3	57.5	32.1
Restructuring costs (benefits)	(0.9)	(0.5)	6.0	3.4
Operating income (loss)	$(0.9)	(0.5)%	$(12.5)	(7.0)%

Adjusted Operating Income (Loss) — International	Three Months Ended
	May 24, 2024		May 26, 2023
Operating income (loss)	$(0.9)	(0.5)%	$(12.5)	(7.0)%
Amortization of purchased intangible assets	1.2	0.6	1.2	0.7
Restructuring costs	2.0	1.2	6.8	3.8
Adjusted operating income (loss)	$2.3	1.3%	$(4.5)	(2.5)%
The operating loss in International improved by $11.6 in Q1 2025 compared to the prior year. The improvement was driven by lower operating expenses and lower restructuring costs, partially offset by the impacts of lower volume. Adjusted operating income of $2.3 in Q1 2025 represented an improvement of $6.8 compared to the adjusted operating loss of $4.5 in the prior year.
International revenue represented 23.8% of consolidated revenue in Q1 2025. In Q1 2025, revenue decreased by $6.2 or 3% compared to the prior year primarily driven by declines in EMEA and China, partially offset by growth in India and Japan. Revenue declined by:
•approximately 1% due to lower volume and
•$3.1 due to unfavorable currency translation effects.
On an organic basis, revenue declined $3.3 or 2% in Q1 2025 compared to the prior year.
Cost of sales as a percentage of revenue improved by 110 basis points in Q1 2025 compared to the prior year. The improvement was driven by lower overhead costs and benefits from cost reduction initiatives, partially offset by the impacts of lower volume.
Operating expenses decreased by $6.7 in Q1 2025, or 280 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q1 2025 reflected approximately $4 of lower spending in various functional areas and $3.5 of lower employee costs, primarily related to the impact of prior year restructuring actions.
We recorded restructuring costs of $2.0 in Q1 2025 and $6.8 in Q1 2024. See Note 11 to the condensed consolidated financial statements for additional information.

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

Liquidity and Capital Resources
Cash and cash equivalents and short-term investments are available to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. During normal business conditions, we target a range of $75 to $175 in cash and cash equivalents and short-term investments to fund operating requirements. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility, and from time to time, we may allow our cash and cash equivalents and short-term investments to temporarily fall below our targeted range to fund acquisitions, other growth initiatives and material committed cash requirements.

Liquidity Sources	May 24, 2024	February 23, 2024
Cash and cash equivalents	$173.2	$318.6
Short-term investments	35.7	—
Company-owned life insurance	168.9	166.9
Availability under credit facilities	323.8	321.8
Total liquidity sources available	$701.6	$807.3
As of May 24, 2024, we held a total of $208.9 in cash and cash equivalents and short-term investments. Of our total $173.2 in cash and cash equivalents, 73% was located in the U.S., and 27% was located outside of the U.S., primarily in China (including Hong Kong), Mexico, India and Malaysia. Our short-term investments are maintained in a managed investment portfolio in the U.S. and primarily consist of corporate debt securities, asset-backed securities and U.S. government debt securities.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended May 24, 2024 and May 26, 2023:

	Three Months Ended
Cash Flow Data	May 24, 2024	May 26, 2023
Net cash provided by (used in):
Operating activities	$(59.1)	$11.3
Investing activities	(46.6)	(11.2)
Financing activities	(40.0)	(50.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.4)
Net decrease in cash, cash equivalents and restricted cash	(145.6)	(50.6)
Cash, cash equivalents and restricted cash, beginning of period	325.9	97.2
Cash, cash equivalents and restricted cash, end of period	$180.3	$46.6

Cash provided by (used in) operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 24, 2024	May 26, 2023
Net income	$10.9	$1.5
Depreciation and amortization	20.2	20.4
Share-based compensation	14.8	14.0
Restructuring costs	6.3	8.1
Changes in accounts receivable, inventories and accounts payable	8.5	34.7
Cloud computing arrangements expenditures	(10.9)	—
Employee compensation liabilities	(81.7)	(49.1)
Employee benefit obligations	(25.9)	(19.3)
Other	(1.3)	1.0
Net cash provided by (used in) operating activities	$(59.1)	$11.3
Annual payments related to accrued variable compensation and retirement plan contributions totaled $122.4 in Q1 2025 compared to $77.3 in the prior year. In Q1 2025, we used $10.9 of cash for cloud computing arrangement expenditures related to the implementation costs of our new ERP system. In Q1 2024, we generated more cash from working capital compared to Q1 2025 due to decreased levels of inventory related to supply chain improvements and lower days sales outstanding of accounts receivable.
Cash used in investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 24, 2024	May 26, 2023
Capital expenditures	$(12.1)	$(11.7)
Purchases of short-term investments	(36.2)	—
Liquidations of short-term investments	0.5	—
Other	1.2	0.5
Net cash used in investing activities	$(46.6)	$(11.2)
Capital expenditures in Q1 2025 were primarily related to investments in manufacturing operations, information technology and customer-facing facilities and showrooms. In Q1 2025, we invested $35.7 in a managed investment portfolio which consists of corporate debt securities, asset-backed securities and U.S. government debt securities. See Note 6 to the condensed consolidated financial statements for additional information.
Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 24, 2024	May 26, 2023
Dividends paid	$(12.3)	$(12.1)
Common stock repurchases	(27.7)	(3.3)
Repayments on note payable	—	(32.2)
Other	—	(2.7)
Net cash used in financing activities	$(40.0)	$(50.3)
We paid dividends of $0.10 per common share in Q1 2025 and Q1 2024.
In Q1 2025, we repurchased 2,201,146 shares of Class A common stock of which 701,146 shares were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms in the Steelcase Inc. Incentive Compensation Plan ("Incentive Compensation Plan"). In Q1 2024, we repurchased 429,624 shares of Class A common stock, all of which were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of May 24, 2024, we had $87.7 of remaining availability under the share repurchase program approved by our Board of Directors in 2024.

Liquidity Facilities
The following table summarizes available capacity under our liquidity facilities as of May 24, 2024:

Liquidity Facilities	May 24, 2024
Global committed bank facility	$300.0
Various uncommitted facilities	23.8
Total credit lines available	323.8
Less: Borrowings outstanding	—
Available capacity	$323.8
We have a $300.0 global committed bank facility in effect through 2029. As of May 24, 2024, there were no borrowings outstanding, and we were in compliance with all covenants under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $4.0 and a total foreign currency borrowing capacity of up to $19.8 as of May 24, 2024. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of May 24, 2024, there were no borrowings outstanding under these facilities.
Total long-term debt as of May 24, 2024 was $446.5 which consists of term notes due in 2029 with an effective interest rate of 5.6%. The term notes are unsecured, contain no financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
Our material cash requirements are subject to fluctuation based on business requirements, economic volatility or investments in strategic initiatives. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements. As of May 24, 2024, our total liquidity, which is comprised of cash and cash equivalents, short-term investments and the cash surrender value of COLI, aggregated to $377.8.
As of Q1 2025, there were no significant changes in the items that we identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures which are expected to total approximately $40 to $50 in 2025. We also expect to incur approximately $35 in 2025 of capitalizable costs for cloud computing arrangements related to the implementation of our new ERP system. In addition, we fund dividend payments declared by our Board of Directors. On June 19, 2024, our Board of Directors declared a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q2 2025.
Critical Accounting Estimates
During Q1 2025, there were no changes in the items that we identified as critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of the market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) we faced as of May 24, 2024 had not materially changed from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2025, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2025, no material change in interest rate risk occurred.
Commodity Price Risk
During Q1 2025, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q1 2025, no material change in fixed income and equity price risk occurred.

Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 24, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 24, 2024, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors:

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024. There have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
02/24/2024 - 03/29/2024	923,058	$12.74	266,600	$103.1
03/30/2024 - 04/26/2024	1,234,291	$12.47	1,189,767	$88.2
04/27/2024 - 05/24/2024	43,797	$11.90	43,633	$87.7
Total	2,201,146	(2)	1,500,000
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
(2)701,146 shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.

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
Date: June 21, 2024