Form 10-Q
period 2024-08-23
STEELCASE INC
filed 2024-09-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 23, 2024

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 17, 2024, Steelcase Inc. had 93,958,492 shares of Class A Common Stock and 20,011,527 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 23, 2024 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Revenue	$855.8	$854.6	$1,583.1	$1,606.5
Cost of sales	558.5	569.8	1,044.4	1,085.7
Restructuring costs	1.9	1.4	8.9	2.8
Gross profit	295.4	283.4	529.8	518.0
Operating expenses	205.1	235.9	422.6	456.5
Restructuring costs (benefits)	0.3	6.5	(0.4)	13.2
Operating income	90.0	41.0	107.6	48.3
Interest expense	(6.4)	(6.6)	(12.6)	(13.2)
Investment income	2.9	0.8	5.3	1.3
Other income (expense), net	(0.6)	1.8	(0.3)	3.5
Income before income tax expense	85.9	37.0	100.0	39.9
Income tax expense	22.8	9.5	26.0	10.9
Net income	$63.1	$27.5	$74.0	$29.0
Earnings per share:
Basic	$0.53	$0.23	$0.63	$0.24
Diluted	$0.53	$0.23	$0.62	$0.24
Dividends declared and paid per common share	$0.100	$0.100	$0.200	$0.200

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Net income	$63.1	$27.5	$74.0	$29.0
Other comprehensive income (loss), net:
Unrealized gain on investments	0.6	—	0.7	—
Pension and other post-retirement liability adjustments	(0.5)	(0.7)	(0.9)	(1.3)
Derivative amortization	0.2	0.3	0.4	0.5
Foreign currency translation adjustments	7.6	4.2	8.0	7.4
Total other comprehensive income (loss), net	7.9	3.8	8.2	6.6
Comprehensive income	$71.0	$31.3	$82.2	$35.6

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	August 23, 2024	February 23, 2024
ASSETS
Current assets:
Cash and cash equivalents	$296.6	$318.6
Short-term investments	39.2	—
Accounts receivable, net of allowance of $6.1 and $6.2	354.4	338.3
Inventories, net	241.9	231.0
Prepaid expenses	35.9	31.9
Other current assets	32.5	39.6
Total current assets	1,000.5	959.4
Property, plant and equipment, net of accumulated depreciation of $1,145.5 and $1,119.2	344.5	352.9
Company-owned life insurance ("COLI")	171.3	166.9
Deferred income taxes	117.8	115.8
Goodwill	275.4	274.8
Other intangible assets, net of accumulated amortization of $124.6 and $115.0	86.8	94.6
Investments in unconsolidated affiliates	53.6	55.7
Right-of-use operating lease assets	149.9	168.6
Other assets	71.3	48.0
Total assets	$2,271.1	$2,236.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$233.0	$211.3
Current operating lease obligations	42.0	45.1
Employee compensation	135.2	166.1
Employee benefit plan obligations	30.3	39.9
Accrued promotions	24.6	19.4
Customer deposits	49.9	44.8
Other current liabilities	102.6	80.5
Total current liabilities	617.6	607.1
Long-term liabilities:
Long-term debt	446.7	446.3
Employee benefit plan obligations	101.4	104.5
Long-term operating lease obligations	122.1	138.6
Other long-term liabilities	50.3	53.1
Total long-term liabilities	720.5	742.5
Total liabilities	1,338.1	1,349.6
Shareholders’ equity:
Additional paid-in capital	28.9	41.2
Accumulated other comprehensive income (loss)	(58.7)	(66.9)
Retained earnings	962.8	912.8
Total shareholders’ equity	933.0	887.1
Total liabilities and shareholders’ equity	$2,271.1	$2,236.7

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Changes in common shares outstanding:
Common shares outstanding, beginning of period	114,111,179	113,953,586	114,227,372	112,988,721
Common stock issuances	22,306	38,531	43,858	75,781
Common stock repurchases	(199,936)	(366)	(2,401,082)	(429,990)
Performance and restricted stock units issued as common stock	19,479	11,307	2,082,880	1,368,546
Common shares outstanding, end of period	113,953,028	114,003,058	113,953,028	114,003,058

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$28.3	$30.1	$41.2	$19.4
Common stock issuances	0.3	0.3	0.6	0.6
Common stock repurchases	(2.6)	—	(30.3)	(3.3)
Performance and restricted stock units expense	2.9	4.2	17.4	17.9
Additional paid-in capital, end of period	28.9	34.6	28.9	34.6

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(66.6)	(69.7)	(66.9)	(72.5)
Other comprehensive income	7.9	3.8	8.2	6.6
Accumulated other comprehensive income (loss), end of period	(58.7)	(65.9)	(58.7)	(65.9)

Changes in retained earnings:
Retained earnings, beginning of period	911.4	868.7	912.8	879.3
Net income	63.1	27.5	74.0	29.0
Dividends paid	(11.7)	(11.8)	(24.0)	(23.9)
Retained earnings, end of period	962.8	884.4	962.8	884.4
Total shareholders' equity	$933.0	$853.1	$933.0	$853.1
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 23, 2024	August 25, 2023
OPERATING ACTIVITIES
Net income	$74.0	$29.0
Depreciation and amortization	40.2	41.7
Share-based compensation	18.0	18.5
Restructuring costs	8.5	16.0
Gains on sales of fixed assets, net	(41.7)	(5.1)
Other	(3.2)	(3.4)
Changes in operating assets and liabilities:
Accounts receivable	(13.7)	2.7
Inventories	(9.3)	48.6
Cloud computing arrangements expenditures	(22.6)	—
Other assets	3.7	(10.1)
Accounts payable	17.3	22.5
Employee compensation liabilities	(39.8)	(17.9)
Employee benefit obligations	(14.5)	(10.9)
Accrued expenses and other liabilities	32.1	(0.4)
Net cash provided by operating activities	49.0	131.2
INVESTING ACTIVITIES
Capital expenditures	(24.6)	(24.3)
Proceeds from disposal of fixed assets	44.3	15.7
Purchases of short-term investments	(40.3)	—
Liquidations of short-term investments	1.7	—
Other	3.0	(1.3)
Net cash used in investing activities	(15.9)	(9.9)
FINANCING ACTIVITIES
Dividends paid	(24.0)	(23.9)
Common stock repurchases	(30.3)	(3.3)
Borrowings on global committed bank facility	—	69.0
Repayments on global committed bank facility	—	(69.0)
Repayments on note payable	—	(32.2)
Other	—	1.7
Net cash used in financing activities	(54.3)	(57.7)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(22.0)	63.4
Cash and cash equivalents and restricted cash, beginning of period (1)	325.9	97.2
Cash and cash equivalents and restricted cash, end of period (2)	$303.9	$160.6
_______________________________________
(1)These amounts include restricted cash of $7.3 and $6.8 as of February 23, 2024 and February 24, 2023, respectively.
(2)These amounts include restricted cash of $7.3 and $7.0 as of August 23, 2024 and August 25, 2023, respectively.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Six Months Ended
	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Americas
Desking, benching, systems and storage	$308.9	$286.7	$564.4	$536.9
Seating	189.0	187.2	333.6	340.0
Other (1)	190.1	205.4	344.4	375.2
International
Desking, benching, systems and storage	54.8	62.6	111.6	124.2
Seating	65.1	61.4	129.6	123.4
Other (1)	47.9	51.3	99.5	106.8
	$855.8	$854.6	$1,583.1	$1,606.5
_______________________________________
(1)The other product category data by segment consists primarily of third-party products, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Six Months Ended
	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
United States	$646.7	$641.3	$1,160.0	$1,174.0
Foreign locations	209.1	213.3	423.1	432.5
	$855.8	$854.6	$1,583.1	$1,606.5
Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance for the six months ended August 23, 2024 are as follows:

Roll-Forward of Contract Liability for Customer Deposits	Customer Deposits
Balance as of February 23, 2024	$44.8
Recognition of revenue related to beginning of year customer deposits	(35.3)
Customer deposits received, net of revenue recognized during the period	40.4
Balance as of August 23, 2024	$49.9

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

Computation of Earnings Per Share	Three Months Ended August 23, 2024			Three Months Ended August 25, 2023
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$63.1	118.1	118.8	$27.5	118.8	119.1
Impact of participating securities	(2.1)	(4.0)	(4.0)	(1.1)	(4.8)	(4.8)
Amounts used in calculating earnings per share, excluding participating securities	$61.0	114.1	114.8	$26.4	114.0	114.3

Earnings per share		$0.53	$0.53		$0.23	$0.23

Computation of Earnings Per Share	Six Months Ended August 23, 2024			Six Months Ended August 25, 2023
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$74.0	118.2	119.0	$29.0	118.4	118.6
Impact of participating securities	(2.4)	(3.8)	(3.8)	(1.1)	(4.4)	(4.4)
Amounts used in calculating earnings per share, excluding participating securities	$71.6	114.4	115.2	$27.9	114.0	114.2

Earnings per share		$0.63	$0.62		$0.24	$0.24
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the three and six months ended August 23, 2024 and August 25, 2023.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 23, 2024:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of May 24, 2024	$0.5	$5.5	$(4.5)	$(68.1)	$(66.6)
Other comprehensive income (loss) before reclassifications	0.6	(0.2)	—	7.6	8.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.3)	0.2	—	(0.1)
Net other comprehensive income (loss) during the period	0.6	(0.5)	0.2	7.6	7.9
Balance as of August 23, 2024	$1.1	$5.0	$(4.3)	$(60.5)	$(58.7)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 23, 2024:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 23, 2024	$0.4	$5.9	$(4.7)	$(68.5)	$(66.9)
Other comprehensive income (loss) before reclassifications	0.7	(0.2)	—	8.0	8.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.7)	0.4	—	(0.3)
Net other comprehensive income (loss) during the period	0.7	(0.9)	0.4	8.0	8.2
Balance as of August 23, 2024	$1.1	$5.0	$(4.3)	$(60.5)	$(58.7)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 23, 2024 and August 25, 2023:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Amortization of pension and other post-retirement actuarial gains	$(0.4)	$(0.6)	$(0.9)	$(1.2)	Other income, net
Income tax expense	0.1	0.2	0.2	0.3	Income tax expense
	(0.3)	(0.4)	(0.7)	(0.9)

Derivative amortization	0.3	0.4	0.6	0.7	Interest expense
Income tax benefit	(0.1)	(0.1)	(0.2)	(0.2)	Income tax expense
	0.2	0.3	0.4	0.5

Total reclassifications	$(0.1)	$(0.1)	$(0.3)	$(0.4)

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
Our total debt is carried at cost and was $446.7 and $446.3 as of August 23, 2024 and February 23, 2024, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $434.4 and $423.0 as of August 23, 2024 and February 23, 2024, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
Starting in Q1 2025, we invested in a managed investment portfolio which consists of corporate debt securities, asset-backed securities and U.S. government debt securities. These investments are considered available-for-sale and are classified as Short-term investments on the Condensed Consolidated Balance Sheets. As of August 23, 2024, the fair value of our Short-term investments was $39.2. Our investment manager operates under a mandate to keep the average duration of investments under two years. Fair values for these investments are based upon valuations for identical or similar instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of tax as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. The cost basis for these investments, determined using the specific identification method, was $38.6 and unrealized gains were $0.6 as of August 23, 2024. Of our total short-term investments, $8.5 mature within one year and $30.7 mature after one year through five years.
We may use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.
In connection with the acquisition of Viccarbe Habitat, S.L in Q3 2022, up to an additional $14.1 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period ending Q4 2025. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. At each subsequent reporting date, changes in the fair value of the liability are recorded to Operating expenses until the liability is settled. As of August 23, 2024, the fair value of the contingent consideration was $0.0 based upon current projections for the Viccarbe business over the earnout period. The settlement of the contingent consideration could vary from this estimate based upon actual operating performance of the business during the earnout period compared to the underlying assumptions used in the estimation of fair value, including revenue and operating income projections, and changes to discount rates.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and liabilities measured at fair value within our Condensed Consolidated Balance Sheets as of August 23, 2024 and February 23, 2024 are summarized below:

Fair Value of Financial Instruments	August 23, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$296.6	$—	$—	$296.6
Restricted cash	7.3	—	—	7.3
Managed investment portfolio and other investments
Corporate debt securities - domestic	—	17.3	—	17.3
Corporate debt securities - foreign	—	5.3	—	5.3
Asset-backed securities	—	9.3	—	9.3
U.S. government debt securities	7.3	—	—	7.3
Foreign exchange forward contracts	—	2.2	—	2.2
Auction rate security	—	—	3.0	3.0
	$311.2	$34.1	$3.0	$348.3
Liabilities:
Foreign exchange forward contracts	$—	$(2.3)	$—	$(2.3)
Contingent consideration	—	—	—	—
	$—	$(2.3)	$—	$(2.3)

Fair Value of Financial Instruments	February 23, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$318.6	$—	$—	$318.6
Restricted cash	7.3	—	—	7.3
Foreign exchange forward contracts	—	0.8	—	0.8
Auction rate security	—	—	2.8	2.8
	$325.9	$0.8	$2.8	$329.5
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
Contingent consideration	—	—	—	—
	$—	$(0.5)	$—	$(0.5)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories, net	August 23, 2024	February 23, 2024
Raw materials and work-in-process	$166.1	$164.5
Finished goods	104.8	95.9
	270.9	260.4
Revaluation to LIFO	(29.0)	(29.4)
	$241.9	$231.0
The portion of inventories determined by the LIFO method aggregated to $119.0 and $111.7 as of August 23, 2024 and February 23, 2024, respectively.
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
The number of PSUs earned under the 2024 PSUs and the 2023 PSUs are modified based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. When the performance conditions for a fiscal year are established for these PSUs, one-third of the PSUs issued are considered granted. Therefore, each of the three fiscal years within the performance period is considered an individual tranche of the award (referred to as "Tranche 1," "Tranche 2" and "Tranche 3," respectively). As of August 23, 2024, the 2024 PSUs and 2023 PSUs were considered granted as follows:
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
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $6.7, $3.2 and $1.7 for the PSUs with market conditions granted in 2025, 2024 and 2023, respectively, that remained outstanding as of August 23, 2024.

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

The total PSU expense and associated tax benefit recorded during the three and six months ended August 23, 2024 and August 25, 2023 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Expense	$0.9	$0.8	$8.4	$6.2
Tax benefit	0.2	0.1	2.1	1.5
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
The PSU activity for the six months ended August 23, 2024 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2024	1,299,988	$9.51
Granted	1,887,648	13.27
Forfeited	(105,600)	11.20
Nonvested as of August 23, 2024	3,082,036	$11.84
As of August 23, 2024, there was $6.4 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
Restricted Stock Units
During the six months ended August 23, 2024, we awarded 1,023,304 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse up to three years after the date of grant, at which time the RSUs are issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible. Typically, these awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total RSU expense and associated tax benefit for the three and six months ended August 23, 2024 and August 25, 2023 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Expense	$2.0	$3.4	$9.0	$11.7
Tax benefit	0.5	0.8	2.2	2.9
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid in the Condensed Consolidated Statements of Cash Flows.
The RSU activity for the six months ended August 23, 2024 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2024	3,151,634	$9.59
Granted	1,023,304	12.24
Vested	(122,379)	13.64
Forfeited	(61,199)	9.49
Nonvested as of August 23, 2024	3,991,360	$10.15
As of August 23, 2024, there was $12.2 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

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
The components of lease expense during the three and six months ended August 23, 2024 and August 25, 2023 are as follows:

	Three Months Ended		Six Months Ended
	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Operating lease cost	$12.7	$13.6	$25.2	$27.2
Sublease rental income	(1.3)	(0.5)	(2.5)	(1.0)
	$11.4	$13.1	$22.7	$26.2
Supplemental cash flow and other information related to leases during the three and six months ended August 23, 2024 and August 25, 2023 is as follows:

	Three Months Ended		Six Months Ended
	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Cash flow information:
Operating cash flows used for operating leases	$11.8	$13.6	$25.9	$27.7
Leased assets obtained in exchange for new operating lease obligations	7.9	2.6	21.3	7.6
As of August 23, 2024 and February 23, 2024, the weighted-average remaining lease terms were 4.6 years and 4.8 years, respectively, and the weighted-average discount rates were 5.2% and 4.8%, respectively.
The following table summarizes the future minimum lease payments as of August 23, 2024:

Fiscal year ending in February	Amount (1)
2025	$25.2
2026	46.3
2027	37.6
2028	28.7
2029	19.5
Thereafter	28.2
Total lease payments	185.5
Less: Interest	(21.4)
Present value of lease liabilities	$164.1
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
Revenue, gross profit and operating income (loss) for the three and six months ended August 23, 2024 and August 25, 2023 and total assets and goodwill as of August 23, 2024 and February 23, 2024 by segment are presented in the following tables:

	Three Months Ended		Six Months Ended
Reportable Segment Statement of Income Data	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Revenue
Americas	$688.0	$679.3	$1,242.4	$1,252.1
International	167.8	175.3	340.7	354.4
	$855.8	$854.6	$1,583.1	$1,606.5
Gross Profit
Americas	$249.5	$235.9	$434.9	$419.5
International	45.9	47.5	94.9	98.5
	$295.4	$283.4	$529.8	$518.0
Operating Income (Loss)
Americas	$102.0	$60.0	$120.5	$79.8
International	(12.0)	(19.0)	(12.9)	(31.5)
	$90.0	$41.0	$107.6	$48.3

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Balance Sheet Data	August 23, 2024	February 23, 2024
Total assets
Americas	$1,753.4	$1,705.5
International	517.7	531.2
	$2,271.1	$2,236.7
Goodwill
Americas	$266.5	$266.1
International	8.9	8.7
	$275.4	$274.8

11.     RESTRUCTURING ACTIVITIES
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
In Q1 2025, we initiated a series of restructuring actions to realign our operations organization to optimize efficiency in the Americas segment. These actions involve the voluntary and involuntary terminations of approximately 100 positions. We expect to incur restructuring costs of approximately $3 related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred $0.3 and $2.6 of restructuring costs for these actions in Q2 2025 and Q1 2025, respectively. We expect these actions to be substantially completed by the end of 2025.
In Q4 2024, we initiated restructuring actions to move a regional distribution center in the Americas segment. These actions involved the involuntary terminations of approximately 50 to 55 positions and the relocation of approximately 15 positions. We expect to incur total restructuring costs of approximately $3 related to these actions consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred $1.2 and $1.7 of restructuring costs for these actions in Q2 2025 and Q1 2025, respectively. We previously incurred restructuring costs of $0.7 for these actions during 2024. These actions are substantially complete.
In Q4 2024, we initiated a series of restructuring actions to enhance our long-term operational effectiveness in Asia Pacific. These actions involve the involuntary terminations of approximately 100 positions in Asia Pacific. We expect to incur total restructuring costs of approximately $4 in the International segment related to these actions, consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred $0.5 and $0.2 of restructuring costs for these actions in Q2 2025 and Q1 2025, respectively. We previously recorded $2.5 related to employee termination costs and $0.4 related to the impairment of a right-of-use operating lease asset for these actions during 2024. We expect these actions to be substantially completed by the end of 2025.
In Q3 2024, we initiated a series of restructuring actions to reallocate production of our product portfolio across our industrial footprint to take advantage of manufacturing centers of excellence. These actions involved the involuntary terminations of approximately 15 positions in the Americas segment. We expect to incur total restructuring costs of approximately $2 to $3 related to these actions consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred restructuring costs of $0.1 and $0.1 for these actions in Q2 2025 and Q1 2025, respectively. We previously incurred restructuring costs of $1.1 for these actions during 2024. These actions are substantially complete.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of $0.9 in the International segment in Q1 2025 due to a reduction in the expected costs for employee exits. We previously incurred restructuring costs of $16.3 in the International segment and $0.6 in the Americas segment for these actions during 2024. These actions are substantially complete.
The following table details the changes in the restructuring reserve balance for the six months ended August 23, 2024:

	Workforce reductions	Business exit and related costs	Total
Balance as of February 23, 2024	$12.3	$—	$12.3
Additions	7.1	2.3	9.4
Payments	(11.8)	(2.3)	(14.1)
Adjustments	(1.1)	—	(1.1)
Balance as of August 23, 2024	$6.5	$—	$6.5

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
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Income Data	August 23, 2024		August 25, 2023		August 23, 2024		August 25, 2023
Revenue	$855.8	100.0%	$854.6	100.0%	$1,583.1	100.0%	$1,606.5	100.0%
Cost of sales	558.5	65.3	569.8	66.7	1,044.4	66.0	1,085.7	67.6
Restructuring costs	1.9	0.2	1.4	0.1	8.9	0.5	2.8	0.2
Gross profit	295.4	34.5	283.4	33.2	529.8	33.5	518.0	32.2
Operating expenses	205.1	24.0	235.9	27.6	422.6	26.7	456.5	28.4
Restructuring costs (benefits)	0.3	—	6.5	0.8	(0.4)	—	13.2	0.8
Operating income	90.0	10.5	41.0	4.8	107.6	6.8	48.3	3.0
Interest expense	(6.4)	(0.7)	(6.6)	(0.8)	(12.6)	(0.8)	(13.2)	(0.8)
Investment income	2.9	0.3	0.8	0.1	5.3	0.3	1.3	0.1
Other income (expense), net	(0.6)	(0.1)	1.8	0.2	(0.3)	—	3.5	0.2
Income before income tax expense	85.9	10.0	37.0	4.3	100.0	6.3	39.9	2.5
Income tax expense	22.8	2.6	9.5	1.1	26.0	1.6	10.9	0.7
Net income	$63.1	7.4%	$27.5	3.2%	$74.0	4.7%	$29.0	1.8%
Earnings per share:
Basic	$0.53		$0.23		$0.63		$0.24
Diluted	$0.53		$0.23		$0.62		$0.24

Q2 2025 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Q2 2024 revenue	$679.3	$175.3	$854.6
Divestiture	(12.2)	—	(12.2)
Currency translation effects	(0.7)	(0.9)	(1.6)
Q2 2024 revenue, adjusted	666.4	174.4	840.8
Q2 2025 revenue	688.0	167.8	855.8
Organic growth (decline) $	$21.6	$(6.6)	$15.0
Organic growth (decline) %	3%	(4)%	2%

Year-to-date 2025 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Year-to-date 2024 revenue	$1,252.1	$354.4	$1,606.5
Divestiture	(24.5)	—	(24.5)
Currency translation effects	(0.8)	(1.1)	(1.9)
Year-to-date 2024 revenue, adjusted	1,226.8	353.3	1,580.1
Year-to-date 2025 revenue	1,242.4	340.7	1,583.1
Organic growth (decline) $	$15.6	$(12.6)	$3.0
Organic growth (decline) %	1%	(4)%	—%

Adjusted Operating Income	Three Months Ended				Six Months Ended
	August 23, 2024		August 25, 2023		August 23, 2024		August 25, 2023
Operating income	$90.0	10.5%	$41.0	4.8%	$107.6	6.8%	$48.3	3.0%
Amortization of purchased intangible assets	4.2	0.5	4.4	0.5	8.5	0.5	8.7	0.5
Restructuring costs	2.2	0.2	7.9	0.9	8.5	0.5	16.0	1.0
Gains on the sale of land, net of variable compensation impacts	(27.9)	(3.2)	—	—	(27.9)	(1.7)	—	—
Adjusted operating income	$68.5	8.0%	$53.3	6.2%	$96.7	6.1%	$73.0	4.5%

Adjusted Earnings Per Share	Three Months Ended		Six Months Ended
	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Diluted earnings per share	$0.53	$0.23	$0.62	$0.24
Amortization of purchased intangible assets, per share	0.03	0.03	0.07	0.07
Income tax effect of amortization of purchased intangible assets, per share	(0.01)	(0.01)	(0.02)	(0.02)
Restructuring costs, per share	0.02	0.07	0.07	0.14
Income tax effect of restructuring costs, per share	(0.01)	(0.01)	(0.02)	(0.03)
Gains on the sale of land, net of variable compensation impacts, per share	(0.23)	—	(0.23)	—
Income tax effect of gains on the sale of land, net of variable compensation impacts, per share	0.06	—	0.06	—
Adjusted earnings per share	$0.39	$0.31	$0.55	$0.40
Overview
In Q2 2025, operating income increased by $49.0 compared to the prior year, driven by a gain of $27.9 on the sale of land (net of related variable compensation expense), gross margin improvement, and strong results in our education business. Gross profit as a percentage of revenue improved due to favorable business mix, benefits from operational performance and cost reduction initiatives, including savings from our previously announced restructuring actions. We also continued to invest in our business transformation initiative and planned implementation of our new enterprise resource planning ("ERP") system. Orders (adjusted for the impact of a divestiture and currency translation effects) declined by 1% in the second quarter compared to the prior year, with 3% growth in the Americas and an 11% decline in International.

Q2 2025 Compared to Q2 2024
We recorded net income of $63.1 and diluted earnings per share of $0.53 in Q2 2025 compared to net income of $27.5 and diluted earnings per share of $0.23 in the prior year. In Q2 2025, the results included a $42.1 gain from the sale of land, which had the effect of increasing net income by $21.2 and diluted earnings per share by $0.17 after taking into account related variable compensation expense and tax effects. Operating income of $90.0 in Q2 2025 represented an improvement of $49.0 compared to operating income of $41.0 in the prior year. The improvement was driven by $27.9 from the gain on the sale of land (net of related variable compensation expense), gross margin improvement in the Americas, and lower restructuring costs. We reported adjusted operating income of $68.5 and adjusted earnings per share of $0.39 in Q2 2025 compared to adjusted operating income of $53.3 and adjusted earnings per share of $0.31 in the prior year.
Revenue of $855.8 in Q2 2025 represented an increase of $1.2 compared to the prior year. The increase was primarily driven by strong growth in our education business, partially offset by a 1% decline from the impact of a divestiture. Revenue increased by 1% in the Americas, while International revenue decreased by 4%. On an organic basis, revenue in Q2 2025 represented growth of 2% compared to the prior year, with 3% growth in the Americas but a 4% decline in International.
Cost of sales as a percentage of revenue improved by approximately 140 basis points in Q2 2025 compared to the prior year. The improvement was driven by favorable business mix and benefits from operational performance and cost reduction initiatives, including savings from restructuring actions, partially offset by $4.6 of higher variable compensation expense (driven by the gain on the sale of land). Cost of sales as a percentage of revenue improved by 180 basis points in the Americas but increased by 30 basis points in International.
Operating expenses decreased by $30.8 in Q2 2025, or 360 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q2 2025 reflected:
•a $42.1 gain on the sale of land,
•$4.6 of lower spending and
•a $4.3 decrease from a divestiture,
•partially offset by $9.8 of higher variable compensation expense (driven by the gain on the sale of land), $3.3 of higher employee costs and $2.2 of higher information technology costs primarily related to our business transformation initiative.
Operating expenses in Q2 2024 reflected $5.1 of gains related to the sale of an aircraft and other aviation assets.
We recorded restructuring costs of $2.2 in Q2 2025 and $7.9 in Q2 2024. See Note 11 to the condensed consolidated financial statements for additional information.
Our Q2 2025 effective tax rate was 26.5% compared to a Q2 2024 effective tax rate of 25.7%.
Year-to-date 2025 Compared to Year-to-date 2024
We recorded net income of $74.0 and diluted earnings per share of $0.62 in year-to-date 2025 compared to net income of $29.0 and diluted earnings per share of $0.24 in the prior year. In year-to-date 2025, the results included a $42.1 gain from the sale of land, which had the effect of increasing net income by $21.2 and diluted earnings per share by $0.17 after taking into account related variable compensation expense and tax effects. Operating income of $107.6 in year-to-date 2025 represented an improvement of $59.3 compared to operating income of $48.3 in the prior year. The improvement was driven by $27.9 from the gain on the sale of land (net of related variable compensation expense), pricing benefits and lower restructuring costs, partially offset by the impacts of lower volume. We reported adjusted operating income of $96.7 and adjusted earnings per share of $0.55 in year-to-date 2025 compared to adjusted operating income of $73.0 and adjusted earnings per share of $0.40 in the prior year.
Revenue of $1,583.1 in year-to-date 2025 represented a decline of $23.4 or 1% compared to the prior year. The decline was driven by lower volume and the impact of a divestiture, partially offset by approximately 1% revenue growth from pricing benefits. Revenue decreased by 1% in the Americas and 4% in International. On an organic basis, revenue in year-to-date 2025 was flat, with 1% growth in the Americas but a 4% decline in International.
Cost of sales as a percentage of revenue improved by approximately 160 basis points in year-to-date 2025 compared to the prior year. The improvement was driven by pricing benefits in the Americas, favorable business mix, benefits from operational performance and cost reduction initiatives, including savings from restructuring actions, partially offset by the impacts of lower volume, $5.9 of higher variable compensation expense ($5.7 of which related to the gain on the sale of land). Cost of sales as a percentage of revenue improved by 200 basis points in the Americas and by 40 basis points in International.
Operating expenses decreased by $33.9 in year-to-date 2025, or 170 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2025 reflected:
•a $42.1 gain on the sale of land,
•an $8.6 decrease from a divestiture and
•$7.6 of lower spending,
•partially offset by $13.5 of higher variable compensation expense ($8.5 of which related to the gain on the sale of land) and $5.5 of higher information technology costs primarily related to our business transformation initiative.
Operating expenses in year-to-date 2024 reflected $5.1 of gains related to the sale of an aircraft and other aviation assets.
We recorded restructuring costs of $8.5 in year-to-date 2025 and $16.0 in year-to-date 2024. See Note 11 to the condensed consolidated financial statements for additional information.
Our year-to-date 2025 effective tax rate was 26.0% compared to a year-to-date 2024 effective tax rate of approximately 27.3%.
Interest Expense, Investment Income and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income (Expense), Net	August 23, 2024	August 25, 2023	August 23, 2024	August 25, 2023
Interest expense	$(6.4)	$(6.6)	$(12.6)	$(13.2)
Investment income	2.9	0.8	5.3	1.3
Other income (expense), net:
Equity in income of unconsolidated affiliates	1.7	3.3	3.2	5.2
Foreign exchange gains (losses)	(1.4)	(0.6)	(1.9)	(0.1)
Net periodic pension and post-retirement expense, excluding service cost	(0.2)	(0.2)	(0.4)	(0.3)
Miscellaneous income (expense), net	(0.7)	(0.7)	(1.2)	(1.3)
Total other income (expense), net	(0.6)	1.8	(0.3)	3.5
Total interest expense, investment income and other income (expense), net	$(4.1)	$(4.0)	$(7.6)	$(8.4)

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

	Three Months Ended				Six Months Ended
Statement of Income Data — Americas	August 23, 2024		August 25, 2023		August 23, 2024		August 25, 2023
Revenue	$688.0	100.0%	$679.3	100.0%	$1,242.4	100.0%	$1,252.1	100.0%
Cost of sales	437.0	63.5	443.4	65.3	801.9	64.5	832.0	66.5
Restructuring costs	1.5	0.2	—	—	5.6	0.5	0.6	—
Gross profit	249.5	36.3	235.9	34.7	434.9	35.0	419.5	33.5
Operating expenses	147.3	21.5	175.8	25.9	314.0	25.3	338.9	27.0
Restructuring costs	0.2	—	0.1	—	0.4	—	0.8	0.1
Operating income	$102.0	14.8%	$60.0	8.8%	$120.5	9.7%	$79.8	6.4%

Adjusted Operating Income — Americas	Three Months Ended				Six Months Ended
	August 23, 2024		August 25, 2023		August 23, 2024		August 25, 2023
Operating income	$102.0	14.8%	$60.0	8.8%	$120.5	9.7%	$79.8	6.4%
Amortization of purchased intangible assets	3.1	0.5	3.2	0.5	6.2	0.5	6.3	0.5
Restructuring costs	1.7	0.2	0.1	—	6.0	0.5	1.4	0.1
Gains on the sale of land, net of variable compensation impacts	(30.7)	(4.4)	—	—	(30.7)	(2.5)	—	—
Adjusted operating income	$76.1	11.1%	$63.3	9.3%	$102.0	8.2%	$87.5	7.0%
Operating income in the Americas increased by $42.0 in Q2 2025 compared to the prior year, driven by $30.7 from the gain on the sale of land (net of related variable compensation expense), gross margin improvement, and strong results in our education business. Adjusted operating income of $76.1 in Q2 2025 represented an improvement of $12.8 compared to the prior year. Operating income in the Americas increased by $40.7 in year-to-date 2025 compared to the prior year, driven by the same factors as the quarter. Adjusted operating income of $102.0 in year-to-date 2025 represented an improvement of $14.5 compared to the prior year.
The Americas revenue represented 80.4% of consolidated revenue in Q2 2025. In Q2 2025, revenue increased by $8.7 or 1% compared to the prior year. Revenue increased by approximately 3% due to higher volume, partially offset by an approximately 2% decline from the impact of a divestiture. On an organic basis, revenue increased $21.6 or 3% in Q2 2025 compared to the prior year. In year-to-date 2025, revenue decreased by $9.7 or 1% compared to the prior year driven by:
•approximately 1% due to lower volume and
•approximately 2% due to the impact of a divestiture,
•partially offset by approximately 1% revenue growth from pricing benefits.
On an organic basis, revenue increased $15.6 or 1% in year-to-date 2025 compared to the prior year.
Cost of sales as a percentage of revenue improved by 180 basis points in Q2 2025 compared to the prior year. The improvement was driven by favorable business mix and benefits from operational performance and cost reduction initiatives, including savings from restructuring actions, partially offset by $4.2 of higher variable compensation expense (driven by the gain on the sale of land). Cost of sales as a percentage of revenue improved by 200 basis points in year-to-date 2025 compared to the prior year. The improvement was driven by pricing benefits, favorable business mix and benefits from operational performance and cost reduction initiatives, including savings from restructuring actions, partially offset by the impacts of lower volume and $5.1 of higher variable compensation expense (primarily related to the gain on the sale of land).

Operating expenses decreased by $28.5 in Q2 2025, or 440 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q2 2025 reflected:
•a $42.1 gain related to the sale of land,
•a $4.3 decrease from a divestiture and
•$4.3 of lower spending in various functional areas,
•partially offset by $8.5 of higher variable compensation expense (driven by the gain on the sale of land), $4.2 of higher employee costs, $2.2 of higher marketing, product development and sales expenses, and $2.2 of higher information technology costs primarily related to our business transformation initiative.
Operating expenses in Q2 2024 reflected $5.1 of gains related to the sale of an aircraft and other aviation assets.
Operating expenses decreased by $24.9 in year-to-date 2025, or 170 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2025 reflected:
•a $42.1 gain related to the sale of land,
•an $8.6 decrease from a divestiture and
•$5.4 of lower spending in various functional areas,
•partially offset by $11.8 of higher variable compensation expense (primarily related to the gain on the sale of land), $5.5 of higher information technology costs primarily related to our business transformation initiative, $5.0 of higher employee costs, and $3.7 of higher marketing, product development and sales expenses.
Operating expenses in year-to-date 2024 reflected $5.1 of gains related to the sale of an aircraft and other aviation assets.
We recorded restructuring costs of $1.7 in Q2 2025 and $0.1 in Q2 2024. We recorded restructuring costs of $6.0 in year-to-date 2025 and $1.4 in year-to-date 2024. See Note 11 to the condensed consolidated financial statements for additional information.
International
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, healthcare, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended				Six Months Ended
Statement of Operations Data — International	August 23, 2024		August 25, 2023		August 23, 2024		August 25, 2023
Revenue	$167.8	100.0%	$175.3	100.0%	$340.7	100.0%	$354.4	100.0%
Cost of sales	121.5	72.4	126.4	72.1	242.5	71.2	253.7	71.6
Restructuring costs	0.4	0.2	1.4	0.8	3.3	0.9	2.2	0.6
Gross profit	45.9	27.4	47.5	27.1	94.9	27.9	98.5	27.8
Operating expenses	57.8	34.5	60.1	34.3	108.6	31.9	117.6	33.2
Restructuring costs (benefits)	0.1	0.1	6.4	3.6	(0.8)	(0.2)	12.4	3.5
Operating income (loss)	$(12.0)	(7.2)%	$(19.0)	(10.8)%	$(12.9)	(3.8)%	$(31.5)	(8.9)%

Adjusted Operating Income (Loss) — International	Three Months Ended				Six Months Ended
	August 23, 2024		August 25, 2023		August 23, 2024		August 25, 2023
Operating income (loss)	$(12.0)	(7.2)%	$(19.0)	(10.8)%	$(12.9)	(3.8)%	$(31.5)	(8.9)%
Amortization of purchased intangible assets	1.1	0.7	1.2	0.7	2.3	0.7	2.4	0.7
Restructuring costs	0.5	0.3	7.8	4.4	2.5	0.7	14.6	4.1
Gains on the sale of land, net of variable compensation impacts	2.8	1.7	—	—	2.8	0.8	—	—
Adjusted operating income (loss)	$(7.6)	(4.5)%	$(10.0)	(5.7)%	$(5.3)	(1.6)%	$(14.5)	(4.1)%

The operating loss in International improved by $7.0 in Q2 2025 compared to the prior year. The improvement was driven by lower restructuring costs and lower spending, partially offset by the impacts of lower revenue and higher variable compensation expense. The adjusted operating loss of $7.6 in Q2 2025 represented an improvement of $2.4 compared to the adjusted operating loss of $10.0 in the prior year. The operating loss in International improved by $18.6 in year-to-date 2025 compared to the prior year. The improvement was driven by the same factors as the quarter. The adjusted operating loss of $5.3 in year-to-date 2025 represented an improvement of $9.2 compared to the adjusted operating loss of $14.5 in the prior year.
International revenue represented 19.6% of consolidated revenue in Q2 2025. In Q2 2025, revenue decreased by $7.5 or 4% compared to the prior year driven by declines in China, the U.K., Germany and Southeast Asia, partially offset by growth in the Middle East and India. Revenue declined by approximately 1% due to lower volume and approximately 2% due to the impacts of lower pricing. On an organic basis, revenue declined $6.6 or 4% in Q2 2025 compared to the prior year. In year-to-date 2025, revenue decreased by $13.7 or 4% compared to the prior year primarily driven by declines in Western Europe, China and Southeast Asia, partially offset by growth in India, the Middle East and Japan. Revenue declined by approximately 2% due to lower volume and approximately 2% due to the impacts of lower pricing. On an organic basis, revenue declined $12.6 or 4% in year-to-date 2025 compared to the prior year.
Cost of sales as a percentage of revenue increased by 30 basis points in Q2 2025 compared to the prior year. The increase was driven by the impacts of lower revenue, partially offset by benefits from operational performance and cost reduction initiatives, including savings from restructuring actions. Cost of sales as a percentage of revenue improved by 40 basis points in year-to-date 2025 compared to the prior year. The improvement was driven by benefits from operational performance and cost reduction initiatives, including savings from restructuring actions, partially offset by the impacts of lower revenue.
Operating expenses decreased by $2.3 in Q2 2025 but increased by 20 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q2 2025 reflected:
•approximately $3 of lower spending and
•$1.0 of lower employee costs, primarily related to the impact of restructuring actions,
•partially offset by $1.3 of higher variable compensation expense (driven by the gain on the sale of land recorded in the Americas).
Operating expenses decreased by $9.0 in year-to-date 2025, or 130 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2025 reflected:
•approximately $6 of lower spending and
•$4.5 of lower employee costs, primarily related to the impact of restructuring actions,
•partially offset by $1.7 of higher variable compensation expense (primarily related to the gain on the sale of land recorded in the Americas).
We recorded restructuring costs of $0.5 in Q2 2025 and $7.8 in Q2 2024. We recorded restructuring costs of $2.5 in year-to-date 2025 and $14.6 in year-to-date 2024. See Note 11 to the condensed consolidated financial statements for additional information.

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
Adjusted Operating Income (Loss) and Adjusted Earnings Per Share
We define adjusted operating income (loss) as operating income (loss) excluding amortization of purchased intangible assets, restructuring costs (benefits) and gains (losses) on the sale of land, net of variable compensation impacts. We define adjusted earnings per share as earnings per share, on a diluted basis, excluding amortization of purchased intangible assets, restructuring costs (benefits) and gains (losses) on the sale of land, net of variable compensation impacts, and the related income tax effects of these items.
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
•Restructuring costs (benefits): Restructuring costs (benefits) may be recorded as our business strategies change or in response to changing market trends and economic conditions. We believe that adjusting for restructuring costs (benefits), which are primarily associated with business exit and workforce reduction costs, provides a more consistent comparison of our operating performance to prior periods as well as to industry peers.
•Gains (losses) on the sale of land, net of variable compensation impacts: We may sell land when conditions are favorable. Gains and losses on the sale of land may increase or decrease, respectively, our variable compensation expense. We believe adjusting for these items provides a more consistent comparison of our operating performance to prior periods as well as to industry peers. In Q2 2025, we began adjusting for these items, as we realized a significant gain on the sale of land during the quarter which had a significant impact on our variable compensation expense, and we have adjusted the prior periods presented for consistency and comparability.

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

Liquidity Sources	August 23, 2024	February 23, 2024
Cash and cash equivalents	$296.6	$318.6
Short-term investments	39.2	—
Company-owned life insurance	171.3	166.9
Availability under credit facilities	324.2	321.8
Total liquidity sources available	$831.3	$807.3
As of August 23, 2024, we held a total of $335.8 in cash and cash equivalents and short-term investments. Of our total $296.6 in cash and cash equivalents, 81% was located in the U.S., and 19% was located outside of the U.S., primarily in Mexico, China (including Hong Kong), India and Malaysia. Our short-term investments are maintained in a managed investment portfolio in the U.S. and primarily consist of corporate debt securities, asset-backed securities and U.S. government debt securities.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended August 23, 2024 and August 25, 2023:

	Six Months Ended
Cash Flow Data	August 23, 2024	August 25, 2023
Net cash provided by (used in):
Operating activities	$49.0	$131.2
Investing activities	(15.9)	(9.9)
Financing activities	(54.3)	(57.7)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	(22.0)	63.4
Cash, cash equivalents and restricted cash, beginning of period	325.9	97.2
Cash, cash equivalents and restricted cash, end of period	$303.9	$160.6

Cash provided by operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 23, 2024	August 25, 2023
Net income	$74.0	$29.0
Depreciation and amortization	40.2	41.7
Share-based compensation	18.0	18.5
Restructuring costs	8.5	16.0
Gains on sales of fixed assets, net	(41.7)	(5.1)
Changes in accounts receivable, inventories and accounts payable	(5.7)	73.8
Cloud computing arrangements expenditures	(22.6)	—
Employee compensation liabilities	(39.8)	(17.9)
Employee benefit obligations	(14.5)	(10.9)
Other	32.6	(13.9)
Net cash provided by operating activities	$49.0	$131.2
In year-to-date 2025, we used cash to fund working capital requirements, and in year-to-date 2024, we generated cash from working capital primarily due to decreased levels of inventory related to supply chain improvements and improvements in the number of days sales outstanding in accounts receivable. In year-to-date 2025, we used $22.6 of cash for cloud computing arrangement expenditures primarily related to the implementation costs of our new ERP system. Annual payments related to accrued variable compensation and retirement plan contributions totaled $122.4 in year-to-date 2025 compared to $77.3 in the prior year. The timing of payments for certain other current liabilities in year-to-date 2025 increased cash from operations compared to year-to-date 2024.
Cash used in investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 23, 2024	August 25, 2023
Capital expenditures	$(24.6)	$(24.3)
Proceeds from disposal of fixed assets	44.3	15.7
Purchases of short-term investments	(40.3)	—
Liquidations of short-term investments	1.7	—
Other	3.0	(1.3)
Net cash used in investing activities	$(15.9)	$(9.9)
Capital expenditures in year-to-date 2025 were primarily related to investments in manufacturing operations, information technology and customer-facing facilities and showrooms. In year-to-date 2025, we had proceeds from the disposal of fixed assets of $44.3, primarily related to the sale of land. We also invested $38.6 in a managed investment portfolio which consists of corporate debt securities, asset-backed securities and U.S. government debt securities. See Note 6 to the condensed consolidated financial statements for additional information.
Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 23, 2024	August 25, 2023
Dividends paid	$(24.0)	$(23.9)
Common stock repurchases	(30.3)	(3.3)
Repayments on note payable	—	(32.2)
Other	—	1.7
Net cash used in financing activities	$(54.3)	$(57.7)

The following table details dividends paid per common share during each quarter of year-to-date 2025 and year-to-date 2024:

Dividend Data	First Quarter	Second Quarter	Total
2025
Dividends declared and paid per common share	$0.100	$0.100	$0.200
2024
Dividends declared and paid per common share	$0.100	$0.100	$0.200
In year-to-date 2025, we repurchased 2,401,082 shares of Class A common stock of which 701,620 shares were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms in the Steelcase Inc. Incentive Compensation Plan ("Incentive Compensation Plan"). In year-to-date 2024, we repurchased 429,990 shares of Class A common stock, all of which were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of August 23, 2024, we had $85.1 of remaining availability under the share repurchase program approved by our Board of Directors in 2024.
Liquidity Facilities
The following table summarizes available capacity under our liquidity facilities as of August 23, 2024:

Liquidity Facilities	August 23, 2024
Global committed bank facility	$300.0
Various uncommitted facilities	24.2
Total credit lines available	324.2
Less: Borrowings outstanding	—
Available capacity	$324.2
We have a $300.0 global committed bank facility in effect through 2029. As of August 23, 2024, there were no borrowings outstanding, and we were in compliance with all covenants under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $4.0 and a total foreign currency borrowing capacity of up to $20.2 as of August 23, 2024. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of August 23, 2024, there were no borrowings outstanding under these facilities.
Total long-term debt as of August 23, 2024 was $446.7 which consists of term notes due in 2029 with an effective interest rate of 5.6%. The term notes are unsecured, contain no financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
Our material cash requirements are subject to fluctuation based on business requirements, economic volatility or investments in strategic initiatives. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements. As of August 23, 2024, our total liquidity, which is comprised of cash and cash equivalents, short-term investments and the cash surrender value of COLI, aggregated to $507.1.
As of Q2 2025, there were no significant changes in the items that we identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures which are expected to total approximately $40 to $50 in 2025. We also expect to incur approximately $35 in 2025 of capitalizable costs for cloud computing arrangements related to the implementation of our new ERP system. In addition, we fund dividend payments declared by our Board of Directors. On September 18, 2024, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q3 2025.

Critical Accounting Estimates
During Q2 2025, there were no changes in the items that we identified as critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of the market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) we faced as of August 23, 2024 had not materially changed from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2025, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2025, no material change in interest rate risk occurred.
Commodity Price Risk
During Q2 2025, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q2 2025, no material change in fixed income and equity price risk occurred.

Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 23, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 23, 2024, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
05/25/2024 - 06/28/2024	—	$—	—	$87.7
06/29/2024 - 07/26/2024	199,936	$12.98	199,462	$85.1
07/27/2024 - 08/23/2024	—	$—	—	$85.1
Total	199,936	(2)	199,462
_______________________________________
(1)In October 2023, the Board of Directors approved a share repurchase program, announced on October 30, 2023, permitting the repurchase of up to $100 million of shares of our common stock.
(2)474 shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.Exhibits:

Exhibit No.	Description

10.1*	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 10, 2024 (1)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________

*    Management contract or compensatory plan or arrangement.

(1)    Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 12, 2024 (commission file 001-13873), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEELCASE INC.

By:	/s/ NICOLE C. MCGRATH
Nicole C. McGrath Vice President, Corporate Controller & Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: September 20, 2024