Form 10-Q
period 2024-11-22
STEELCASE INC
filed 2024-12-20
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 22, 2024

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of December 17, 2024, Steelcase Inc. had 94,078,413 shares of Class A Common Stock and 19,643,520 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED November 22, 2024 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Nine Months Ended
	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Revenue	$794.9	$777.9	$2,378.0	$2,384.4
Cost of sales	528.1	525.5	1,572.5	1,611.2
Restructuring costs	1.4	0.1	10.3	2.9
Gross profit	265.4	252.3	795.2	770.3
Operating expenses	223.8	206.5	646.4	663.0
Restructuring costs	0.6	2.0	0.2	15.2
Operating income	41.0	43.8	148.6	92.1
Interest expense	(6.3)	(6.4)	(18.9)	(19.6)
Investment income	4.0	2.3	9.3	3.6
Other income (expense), net	(12.6)	0.9	(12.9)	4.4
Income before income tax expense	26.1	40.6	126.1	80.5
Income tax expense	7.0	9.8	33.0	20.7
Net income	$19.1	$30.8	$93.1	$59.8
Earnings per share:
Basic	$0.16	$0.26	$0.79	$0.50
Diluted	$0.16	$0.26	$0.78	$0.50
Dividends declared and paid per common share	$0.100	$0.100	$0.300	$0.300

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Net income	$19.1	$30.8	$93.1	$59.8
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.4)	0.4	0.3	0.4
Pension and other post-retirement liability adjustments	11.1	(0.2)	10.2	(1.5)
Derivative amortization	0.3	0.2	0.7	0.7
Foreign currency translation adjustments	(14.4)	0.7	(6.4)	8.1
Total other comprehensive income (loss), net	(3.4)	1.1	4.8	7.7
Comprehensive income	$15.7	$31.9	$97.9	$67.5

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	November 22, 2024	February 23, 2024
ASSETS
Current assets:
Cash and cash equivalents	$365.2	$318.6
Short-term investments	41.1	—
Accounts receivable, net of allowance of $5.7 and $6.2	340.3	338.3
Inventories, net	246.0	231.0
Prepaid expenses	33.6	31.9
Other current assets	38.9	39.6
Total current assets	1,065.1	959.4
Property, plant and equipment, net of accumulated depreciation of $1,128.1 and $1,119.2	333.7	352.9
Company-owned life insurance ("COLI")	170.3	166.9
Deferred income taxes	120.7	115.8
Goodwill	273.8	274.8
Other intangible assets, net of accumulated amortization of $127.3 and $115.0	81.6	94.6
Investments in unconsolidated affiliates	55.7	55.7
Right-of-use operating lease assets	139.1	168.6
Other assets	81.1	48.0
Total assets	$2,321.1	$2,236.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249.3	$211.3
Current operating lease obligations	40.4	45.1
Employee compensation	167.3	166.1
Employee benefit plan obligations	41.8	39.9
Accrued promotions	29.5	19.4
Customer deposits	49.6	44.8
Other current liabilities	99.7	80.5
Total current liabilities	677.6	607.1
Long-term liabilities:
Long-term debt	446.9	446.3
Employee benefit plan obligations	102.9	104.5
Long-term operating lease obligations	111.9	138.6
Other long-term liabilities	49.2	53.1
Total long-term liabilities	710.9	742.5
Total liabilities	1,388.5	1,349.6
Shareholders’ equity:
Additional paid-in capital	24.6	41.2
Accumulated other comprehensive income (loss)	(62.1)	(66.9)
Retained earnings	970.1	912.8
Total shareholders’ equity	932.6	887.1
Total liabilities and shareholders’ equity	$2,321.1	$2,236.7

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Changes in common shares outstanding:
Common shares outstanding, beginning of period	113,953,028	114,003,058	114,227,372	112,988,721
Common stock issuances	16,297	32,943	60,155	108,724
Common stock repurchases	(462,920)	(82,717)	(2,864,002)	(512,707)
Performance and restricted stock units issued as common stock	193,850	246,150	2,276,730	1,614,696
Common shares outstanding, end of period	113,700,255	114,199,434	113,700,255	114,199,434

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$28.9	$34.6	$41.2	$19.4
Common stock issuances	0.2	0.2	0.8	0.8
Common stock repurchases	(6.0)	(0.9)	(36.3)	(4.2)
Performance and restricted stock units expense	1.5	3.4	18.9	21.3
Additional paid-in capital, end of period	24.6	37.3	24.6	37.3

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(58.7)	(65.9)	(66.9)	(72.5)
Other comprehensive income (loss)	(3.4)	1.1	4.8	7.7
Accumulated other comprehensive income (loss), end of period	(62.1)	(64.8)	(62.1)	(64.8)

Changes in retained earnings:
Retained earnings, beginning of period	962.8	884.4	912.8	879.3
Net income	19.1	30.8	93.1	59.8
Dividends paid	(11.8)	(11.8)	(35.8)	(35.7)
Retained earnings, end of period	970.1	903.4	970.1	903.4
Total shareholders' equity	$932.6	$875.9	$932.6	$875.9
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Nine Months Ended
	November 22, 2024	November 24, 2023
OPERATING ACTIVITIES
Net income	$93.1	$59.8
Depreciation and amortization	60.2	62.8
Share-based compensation	19.7	22.1
Restructuring costs	10.5	18.1
Gains on sales of fixed assets, net	(41.5)	(10.5)
Change in fair value of contingent consideration	—	(9.5)
Other	(0.5)	(1.9)
Changes in operating assets and liabilities:
Accounts receivable	(4.7)	5.8
Inventories	(15.8)	59.8
Cloud computing arrangements expenditures	(32.9)	(1.1)
Other assets	(0.5)	(3.2)
Accounts payable	35.1	30.2
Employee compensation liabilities	(6.8)	17.3
Accrued expenses and other liabilities	32.0	1.6
Net cash provided by operating activities	147.9	251.3
INVESTING ACTIVITIES
Capital expenditures	(35.6)	(37.4)
Proceeds from disposal of fixed assets	44.4	28.2
Purchases of short-term investments	(44.0)	—
Liquidations of short-term investments	3.3	—
Other	3.9	4.0
Net cash used in investing activities	(28.0)	(5.2)
FINANCING ACTIVITIES
Dividends paid	(35.8)	(35.7)
Common stock repurchases	(36.3)	(4.2)
Borrowings on global committed bank facility	—	69.0
Repayments on global committed bank facility	—	(69.0)
Repayments on note payable	—	(32.2)
Other	—	(1.9)
Net cash used in financing activities	(72.1)	(74.0)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.2)
Net increase in cash, cash equivalents and restricted cash	46.5	171.9
Cash and cash equivalents and restricted cash, beginning of period (1)	325.9	97.2
Cash and cash equivalents and restricted cash, end of period (2)	$372.4	$269.1
_______________________________________
(1)These amounts include restricted cash of $7.3 and $6.8 as of February 23, 2024 and February 24, 2023, respectively.
(2)These amounts include restricted cash of $7.2 and $7.1 as of November 22, 2024 and November 24, 2023, respectively.
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
Accounting Standards Issued But Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which is intended to improve disclosures through disaggregation of certain commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. We expect the adoption of this guidance will modify our disclosures, but we do not expect it to have a material effect on our consolidated financial statements.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Nine Months Ended
	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Americas
Desking, benching, systems and storage	$274.1	$262.6	$838.5	$799.5
Seating	165.1	152.5	498.7	492.5
Other (1)	175.5	171.0	519.9	546.2
International
Desking, benching, systems and storage	62.2	70.0	173.7	194.2
Seating	71.3	67.3	200.9	190.7
Other (1)	46.7	54.5	146.3	161.3
	$794.9	$777.9	$2,378.0	$2,384.4
_______________________________________
(1)The other product category data by segment consists primarily of third-party products, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Nine Months Ended
	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
United States	$574.8	$541.5	$1,734.8	$1,715.5
Foreign locations	220.1	236.4	643.2	668.9
	$794.9	$777.9	$2,378.0	$2,384.4
Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance for the nine months ended November 22, 2024 are as follows:

Roll-Forward of Contract Liability for Customer Deposits	Customer Deposits
Balance as of February 23, 2024	$44.8
Recognition of revenue related to beginning of year customer deposits	(40.0)
Customer deposits received, net of revenue recognized during the period	44.8
Balance as of November 22, 2024	$49.6

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

Computation of Earnings Per Share	Three Months Ended November 22, 2024			Three Months Ended November 24, 2023
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$19.1	117.8	118.8	$30.8	118.9	119.4
Impact of participating securities	(0.6)	(4.0)	(4.0)	(1.2)	(4.7)	(4.7)
Amounts used in calculating earnings per share, excluding participating securities	$18.5	113.8	114.8	$29.6	114.2	114.7

Earnings per share		$0.16	$0.16		$0.26	$0.26

Computation of Earnings Per Share	Nine Months Ended November 22, 2024			Nine Months Ended November 24, 2023
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$93.1	118.1	118.9	$59.8	118.5	119.0
Impact of participating securities	(3.1)	(3.9)	(3.9)	(2.3)	(4.5)	(4.5)
Amounts used in calculating earnings per share, excluding participating securities	$90.0	114.2	115.0	$57.5	114.0	114.5

Earnings per share		$0.79	$0.78		$0.50	$0.50
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the three and nine months ended November 22, 2024 and November 24, 2023.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended November 22, 2024:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of August 23, 2024	$1.1	$5.0	$(4.3)	$(60.5)	$(58.7)
Other comprehensive income (loss) before reclassifications	(0.4)	(0.5)	—	(14.4)	(15.3)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	11.6	0.3	—	11.9
Net other comprehensive income (loss) during the period	(0.4)	11.1	0.3	(14.4)	(3.4)
Balance as of November 22, 2024	$0.7	$16.1	$(4.0)	$(74.9)	$(62.1)
_______________________________________
(1)Pension and other post-retirement liability adjustments include an $11.8 settlement charge, net of tax, related to the annuitization of our defined benefit pension plan in the United Kingdom (“U.K.”). In Q3 2025, all benefit obligations to the plan's participants were irrevocably transferred to an insurer which resulted in the accelerated recognition of actuarial losses from Accumulated other comprehensive income (loss).
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended November 22, 2024:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 23, 2024	$0.4	$5.9	$(4.7)	$(68.5)	$(66.9)
Other comprehensive income (loss) before reclassifications	0.3	(0.7)	—	(6.4)	(6.8)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	10.9	0.7	—	11.6
Net other comprehensive income (loss) during the period	0.3	10.2	0.7	(6.4)	4.8
Balance as of November 22, 2024	$0.7	$16.1	$(4.0)	$(74.9)	$(62.1)
_______________________________________
(1)Pension and other post-retirement liability adjustments include an $11.8 settlement charge, net of tax, related to the annuitization of our defined benefit pension plan in the U.K. In Q3 2025, all benefit obligations to the plan's participants were irrevocably transferred to an insurer which resulted in the accelerated recognition of actuarial losses from Accumulated other comprehensive income (loss).

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended November 22, 2024 and November 24, 2023:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Nine Months Ended
	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Amortization of pension and other post-retirement actuarial losses (gains) (1)
Actuarial losses (gains)	14.1	(0.5)	13.2	(1.7)	Other income (expense), net
Prior service cost	0.8	—	0.8	—	Other income (expense), net
Income tax expense (benefit) (1)	(3.3)	0.1	(3.1)	0.4	Income tax expense
	11.6	(0.4)	10.9	(1.3)

Derivative amortization	0.4	0.2	1.0	0.9	Interest expense
Income tax benefit	(0.1)	—	(0.3)	(0.2)	Income tax expense
	0.3	0.2	0.7	0.7

Total reclassifications	$11.9	$(0.2)	$11.6	$(0.6)
_______________________________________
(1)For the three and nine months ended November 22, 2024, amortization of pension and other post-retirement actuarial losses (gains) includes a $15.2 non-cash pension settlement charge in Other income (expense), net and a $3.4 discrete tax benefit in Income tax expense related to the annuitization of our U.K. defined benefit pension plan. In 2023, we entered into a contract with an insurer to annuitize the plan, covering 100% of the membership in the plan. This agreement resulted in an exchange of plan assets for an annuity that covers our future projected benefit obligations. In Q3 2025, all benefit obligations to the plan's participants were irrevocably transferred which resulted in the accelerated recognition of actuarial losses from Accumulated other comprehensive income (loss).

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
Our total debt is carried at cost and was $446.9 and $446.3 as of November 22, 2024 and February 23, 2024, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $430.6 and $423.0 as of November 22, 2024 and February 23, 2024, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
Starting in Q1 2025, we invested in a managed investment portfolio which consists of corporate debt securities, asset-backed securities and U.S. government debt securities. These investments are considered available-for-sale and are classified as Short-term investments on the Condensed Consolidated Balance Sheets. As of November 22, 2024, the fair value of our Short-term investments was $41.1. We have instructed our investment manager to operate under a mandate to keep the average duration of investments under two years. Fair values for these investments are based upon valuations for identical or similar instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of tax as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. The cost basis for these investments, determined using the specific identification method, was $40.7 and unrealized gains were $0.4 as of November 22, 2024. Of our total short-term investments, $8.5 mature within one year and $32.6 mature after one year through five years.
We may use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.
In connection with the acquisition of Viccarbe Habitat, S.L in Q3 2022, up to an additional $13.7 (or €13.0) is payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period ending Q4 2025. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. At each subsequent reporting date, changes in the fair value of the liability are recorded to Operating expenses until the liability is settled. As of November 22, 2024, the fair value of the contingent consideration was $0.0 based upon current projections for the Viccarbe business over the earnout period. The settlement of the contingent consideration could vary from this estimate based upon actual operating performance of the business during the earnout period compared to the underlying assumptions used in the estimation of fair value, including revenue and operating income projections, and changes to discount rates.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assets and liabilities measured at fair value within our Condensed Consolidated Balance Sheets as of November 22, 2024 and February 23, 2024 are summarized below:

Fair Value of Financial Instruments	November 22, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$365.2	$—	$—	$365.2
Restricted cash	7.2	—	—	7.2
Managed investment portfolio and other investments
Corporate debt securities - domestic	—	17.9	—	17.9
Corporate debt securities - foreign	—	6.0	—	6.0
Asset-backed securities	—	9.2	—	9.2
U.S. government debt securities	7.9	—	—	7.9
Foreign exchange forward contracts	—	0.5	—	0.5
Auction rate security	—	—	2.8	2.8
	$380.3	$33.6	$2.8	$416.7
Liabilities:
Foreign exchange forward contracts	$—	$(3.7)	$—	$(3.7)
Contingent consideration	—	—	—	—
	$—	$(3.7)	$—	$(3.7)

Fair Value of Financial Instruments	February 23, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$318.6	$—	$—	$318.6
Restricted cash	7.3	—	—	7.3
Foreign exchange forward contracts	—	0.8	—	0.8
Auction rate security	—	—	2.8	2.8
	$325.9	$0.8	$2.8	$329.5
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
Contingent consideration	—	—	—	—
	$—	$(0.5)	$—	$(0.5)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.INVENTORIES

Inventories, net	November 22, 2024	February 23, 2024
Raw materials and work-in-process	$164.7	$164.5
Finished goods	110.4	95.9
	275.1	260.4
Revaluation to LIFO	(29.1)	(29.4)
	$246.0	$231.0
The portion of inventories determined by the LIFO method aggregated to $120.2 and $111.7 as of November 22, 2024 and February 23, 2024, respectively.
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
The number of PSUs earned under the 2024 PSUs and the 2023 PSUs are modified based on achievement of certain total shareholder return results relative to a comparison group of companies, which is a market condition. When the performance conditions for a fiscal year are established for these PSUs, one-third of the PSUs issued are considered granted. Therefore, each of the three fiscal years within the performance period is considered an individual tranche of the award (referred to as "Tranche 1," "Tranche 2" and "Tranche 3," respectively). As of November 22, 2024, the 2024 PSUs and 2023 PSUs were considered granted as follows:
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
We used the Monte Carlo simulation model to calculate the fair value of the market conditions on the respective grant dates, which resulted in a total fair value of $6.7, $3.2 and $1.7 for the PSUs with market conditions granted in 2025, 2024 and 2023, respectively, that remained outstanding as of November 22, 2024.

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

The total PSU expense (credit) and associated tax benefit (expense) recorded during the three and nine months ended November 22, 2024 and November 24, 2023 are as follows:

	Three Months Ended		Nine Months Ended
Performance Units	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Expense (credit)	$(0.8)	$0.1	$7.6	$6.3
Tax benefit (expense)	(0.2)	—	1.9	1.5
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
The PSU activity for the nine months ended November 22, 2024 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2024	1,299,988	$9.51
Granted	1,887,648	13.27
Forfeited	(105,600)	11.20
Nonvested as of November 22, 2024	3,082,036	$11.84
As of November 22, 2024, there was $4.4 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.7 years.
Restricted Stock Units
During the nine months ended November 22, 2024, we awarded 1,186,304 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse up to three years after the date of grant, at which time the RSUs are issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date that the participant becomes retirement-eligible. Typically, these awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total RSU expense and associated tax benefit for the three and nine months ended November 22, 2024 and November 24, 2023 are as follows:

	Three Months Ended		Nine Months Ended
Restricted Stock Units	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Expense	$2.3	$3.3	$11.3	$15.0
Tax benefit	0.6	0.8	2.8	3.7
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid in the Condensed Consolidated Statements of Cash Flows.
The RSU activity for the nine months ended November 22, 2024 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2024	3,151,634	$9.59
Granted	1,186,304	12.32
Vested	(316,229)	12.92
Forfeited	(73,998)	9.55
Nonvested as of November 22, 2024	3,947,711	$10.15
As of November 22, 2024, there was $11.9 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

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
The components of lease expense during the three and nine months ended November 22, 2024 and November 24, 2023 are as follows:

	Three Months Ended		Nine Months Ended
	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Operating lease cost	$12.7	$13.7	$37.9	$40.9
Sublease rental income	(1.4)	(0.5)	(3.9)	(1.5)
	$11.3	$13.2	$34.0	$39.4
Supplemental cash flow and other information related to leases during the three and nine months ended November 22, 2024 and November 24, 2023 is as follows:

	Three Months Ended		Nine Months Ended
	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Cash flow information:
Operating cash flows used for operating leases	$13.9	$14.4	$39.8	$42.1
Leased assets obtained in exchange for new operating lease obligations	2.6	4.5	23.9	12.1
As of November 22, 2024 and February 23, 2024, the weighted-average remaining lease terms were 4.5 years and 4.8 years, respectively, and the weighted-average discount rates were 5.3% and 4.8%, respectively.
The following table summarizes the future minimum lease payments as of November 22, 2024:

Fiscal year ending in February	Amount (1)
2025	$11.8
2026	46.0
2027	38.2
2028	28.8
2029	19.2
Thereafter	27.6
Total lease payments	171.6
Less: Interest	(19.3)
Present value of lease liabilities	$152.3
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
Revenue, gross profit and operating income (loss) for the three and nine months ended November 22, 2024 and November 24, 2023 and total assets and goodwill as of November 22, 2024 and February 23, 2024 by segment are presented in the following tables:

	Three Months Ended		Nine Months Ended
Reportable Segment Statement of Income Data	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Revenue
Americas	$614.7	$586.1	$1,857.1	$1,838.2
International	180.2	191.8	520.9	546.2
	$794.9	$777.9	$2,378.0	$2,384.4
Gross Profit
Americas	$214.6	$192.8	$649.5	$612.3
International	50.8	59.5	145.7	158.0
	$265.4	$252.3	$795.2	$770.3
Operating Income (Loss)
Americas	$46.5	$37.2	$167.0	$117.0
International	(5.5)	6.6	(18.4)	(24.9)
	$41.0	$43.8	$148.6	$92.1

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Balance Sheet Data	November 22, 2024	February 23, 2024
Total assets
Americas	$1,810.3	$1,705.5
International	510.8	531.2
	$2,321.1	$2,236.7
Goodwill
Americas	$265.4	$266.1
International	8.4	8.7
	$273.8	$274.8

11.     RESTRUCTURING ACTIVITIES
In Q3 2025, we initiated restructuring actions in response to a continued decline in order volume in Orangebox. These actions involve the voluntary and involuntary terminations of approximately 30 salaried roles in Orangebox. We expect to incur total restructuring costs of approximately $1 in the International segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred $0.9 of restructuring costs for these actions in Q3 2025. We expect these actions to be substantially completed by the end of 2025.
In Q3 2025, we initiated restructuring actions to enhance our long-term operational effectiveness in Asia Pacific. These actions involve the involuntary terminations of approximately 70 positions in Asia Pacific. We expect to incur total restructuring costs of approximately $1 in the International segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred $0.8 of restructuring costs for these actions in Q3 2025. We expect these actions to be substantially completed by the end of 2025.
In Q1 2025, we initiated restructuring actions to close a regional distribution center in EMEA. These actions involve the involuntary terminations of approximately 20 positions. We expect to incur restructuring costs of approximately $3 in the International segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $0.1 and $2.7 for these actions in Q3 2025 and Q1 2025, respectively. We expect these actions to be substantially completed by the end of 2025.
In Q1 2025, we initiated a series of restructuring actions to realign our operations organization to optimize efficiency in the Americas segment. These actions involve the voluntary and involuntary terminations of approximately 100 positions. We expect to incur restructuring costs of approximately $3 related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred $0.1, $0.3, and $2.6 of restructuring costs for these actions in Q3 2025, Q2 2025, and Q1 2025, respectively. We expect these actions to be substantially completed by the end of 2025.
In Q4 2024, we initiated restructuring actions to move a regional distribution center in the Americas segment. These actions involved the involuntary terminations of approximately 55 positions and the relocation of approximately 15 positions. We expect to incur total restructuring costs of approximately $4 related to these actions consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred $0.1, $1.2, and $1.7 of restructuring costs for these actions in Q3 2025, Q2 2025, and Q1 2025, respectively. We previously incurred restructuring costs of $0.7 for these actions during 2024. These actions are substantially complete.
In Q4 2024, we initiated a series of restructuring actions to enhance our long-term operational effectiveness in Asia Pacific. These actions involve the involuntary terminations of approximately 100 positions in Asia Pacific. We expect to incur total restructuring costs of approximately $4 in the International segment related to these actions, consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred $0.5, and $0.2 of restructuring costs for these actions in Q2 2025 and Q1 2025, respectively. We previously recorded $2.5 related to employee termination costs and $0.4 related to the impairment of a right-of-use operating lease asset for these actions during 2024. These actions are substantially complete.
In Q3 2024, we initiated a series of restructuring actions to reallocate production of our product portfolio across our industrial footprint to take advantage of manufacturing centers of excellence. These actions involved the involuntary terminations of approximately 15 positions in the Americas segment. We incurred total restructuring costs of

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $1 related to these actions consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred restructuring costs of $0.1 and $0.1 for these actions in Q2 2025 and Q1 2025, respectively. We previously incurred restructuring costs of $1.1 for these actions during 2024. These actions are complete.
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
The following table details the changes in the restructuring reserve balance for the nine months ended November 22, 2024:

	Workforce reductions	Business exit and related costs	Total
Balance as of February 23, 2024	$12.3	$—	$12.3
Additions	9.0	2.4	11.4
Payments	(14.6)	(2.4)	(17.0)
Adjustments	(1.4)	—	(1.4)
Balance as of November 22, 2024	$5.3	$—	$5.3

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
Results of Operations

	Three Months Ended				Nine Months Ended
Statement of Income Data	November 22, 2024		November 24, 2023		November 22, 2024		November 24, 2023
Revenue	$794.9	100.0%	$777.9	100.0%	$2,378.0	100.0%	$2,384.4	100.0%
Cost of sales	528.1	66.4	525.5	67.6	1,572.5	66.1	1,611.2	67.6
Restructuring costs	1.4	0.2	0.1	—	10.3	0.5	2.9	0.1
Gross profit	265.4	33.4	252.3	32.4	795.2	33.4	770.3	32.3
Operating expenses	223.8	28.1	206.5	26.5	646.4	27.2	663.0	27.8
Restructuring costs	0.6	0.1	2.0	0.3	0.2	—	15.2	0.6
Operating income	41.0	5.2	43.8	5.6	148.6	6.2	92.1	3.9
Interest expense	(6.3)	(0.8)	(6.4)	(0.8)	(18.9)	(0.8)	(19.6)	(0.8)
Investment income	4.0	0.5	2.3	0.3	9.3	0.4	3.6	0.1
Other income (expense), net	(12.6)	(1.6)	0.9	0.1	(12.9)	(0.5)	4.4	0.2
Income before income tax expense	26.1	3.3	40.6	5.2	126.1	5.3	80.5	3.4
Income tax expense	7.0	0.9	9.8	1.2	33.0	1.4	20.7	0.9
Net income	$19.1	2.4%	$30.8	4.0%	$93.1	3.9%	$59.8	2.5%
Earnings per share:
Basic	$0.16		$0.26		$0.79		$0.50
Diluted	$0.16		$0.26		$0.78		$0.50

Q3 2025 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Q3 2024 revenue	$586.1	$191.8	$777.9
Divestiture	(10.6)	—	(10.6)
Currency translation effects	(0.1)	4.8	4.7
Q3 2024 revenue, adjusted	575.4	196.6	772.0
Q3 2025 revenue	614.7	180.2	794.9
Organic growth (decline) $	$39.3	$(16.4)	$22.9
Organic growth (decline) %	7%	(8)%	3%

Year-to-date 2025 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Year-to-date 2024 revenue	$1,838.2	$546.2	$2,384.4
Divestiture	(35.2)	—	(35.2)
Currency translation effects	(0.9)	3.7	2.8
Year-to-date 2024 revenue, adjusted	1,802.1	549.9	2,352.0
Year-to-date 2025 revenue	1,857.1	520.9	2,378.0
Organic growth (decline) $	$55.0	$(29.0)	$26.0
Organic growth (decline) %	3%	(5)%	1%

Adjusted Operating Income	Three Months Ended				Nine Months Ended
	November 22, 2024		November 24, 2023		November 22, 2024		November 24, 2023
Operating income	$41.0	5.2%	$43.8	5.6%	$148.6	6.2%	$92.1	3.9%
Amortization of purchased intangible assets	4.3	0.5	4.2	0.5	12.8	0.5	12.9	0.6
Restructuring costs	2.0	0.3	2.1	0.3	10.5	0.5	18.1	0.7
Gains on the sale of land, net of variable compensation impacts	—	—	(0.8)	(0.1)	(27.9)	(1.1)	(0.8)	(0.1)
Adjusted operating income	$47.3	6.0%	$49.3	6.3%	$144.0	6.1%	$122.3	5.1%

Adjusted Earnings Per Share	Three Months Ended		Nine Months Ended
	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Diluted earnings per share	$0.16	$0.26	$0.78	$0.50
Amortization of purchased intangible assets, per share	0.04	0.04	0.11	0.11
Income tax effect of amortization of purchased intangible assets, per share	(0.01)	(0.01)	(0.03)	(0.03)
Restructuring costs, per share	0.02	0.02	0.09	0.16
Income tax effect of restructuring costs, per share	(0.01)	(0.01)	(0.03)	(0.04)
Gains on the sale of land, net of variable compensation impacts, per share	—	(0.01)	(0.23)	(0.01)
Income tax effect of gains on the sale of land, net of variable compensation impacts, per share	—	—	0.06	—
Loss on pension plan settlement, per share	0.13	—	0.13	—
Income tax effect of loss on pension plan settlement, per share	(0.03)	—	(0.03)	—
Adjusted earnings per share	$0.30	$0.29	$0.85	$0.69

Overview
In Q3 2025, we grew revenue by 2% compared to Q3 2024 which was driven by improvement in volume growth despite soft demand in our International markets. Revenue increased by 5% in the Americas which benefited from a higher percentage of the beginning backlog shipping during the quarter and included higher revenue from government, large corporate, healthcare and education customers. International revenue decreased by 6% driven by declines in most markets in Asia Pacific, except India, and France.
In the prior year, our operating results reflected a $9.5 benefit from a decrease in the valuation of a contingent earnout liability and $5.4 of gains related to the sale of fixed assets, including land. Excluding these items, we improved our year-over-year operating income driven by the revenue growth in the Americas and benefits from cost reduction initiatives, including from our previously announced restructuring actions. Orders (adjusted for the impact of a divestiture and currency translation effects) declined by 1% in Q3 2025 compared to the prior year, with 2% growth in the Americas and an 8% decline in International.
During Q3 2025, we finalized the annuitization of a defined benefit pension plan in the United Kingdom ("U.K.") and recorded a pre-tax, non-cash settlement charge of $15.2 to Other income (expense), net which had the effect of decreasing diluted earnings per share by $0.10, after taking into account the related tax effects. We also continued to invest in our business transformation initiative and planned implementation of our new enterprise resource planning ("ERP") system, and we expect to begin amortizing the capitalized development costs from this project in 2026.
Q3 2025 Compared to Q3 2024
We recorded net income of $19.1 and diluted earnings per share of $0.16 in Q3 2025 compared to net income of $30.8 and diluted earnings per share of $0.26 in the prior year. In Q3 2025, the results included a non-cash settlement charge of $15.2 to Other income (expense), net related to the accelerated recognition of accumulated actuarial losses due to the annuitization of a defined benefit pension plan and an associated $3.5 discrete income tax benefit, which had the net effect of decreasing net income by $11.7 and diluted earnings per share by $0.10.
Operating income of $41.0 in Q3 2025 represented a decline of $2.8 compared to operating income of $43.8 in the prior year. Operating income in the prior year reflected a $9.5 benefit from a decrease in the valuation of a contingent earnout liability and $5.4 of gains related to the sale of fixed assets, including land. Excluding these items, the increase in operating income was driven by revenue growth in the Americas which improved gross margin. We reported adjusted operating income of $47.3 and adjusted earnings per share of $0.30 in Q3 2025 compared to adjusted operating income of $49.3 and adjusted earnings per share of $0.29 in the prior year.
Revenue of $794.9 in Q3 2025 represented an increase of $17.0 or 2% compared to the prior year. The increase was primarily driven by volume growth in the Americas, partially offset by a 1% decline from the impact of a divestiture and lower revenue in International. Revenue increased by 5% in the Americas which included growth from government, large corporate, healthcare and education customers. International revenue decreased by 6% driven by declines in most markets in Asia Pacific, except India, and France. On an organic basis, revenue in Q3 2025 represented growth of 3% compared to the prior year, with 7% growth in the Americas but an 8% decline in International.
Cost of sales as a percentage of revenue improved by approximately 120 basis points in Q3 2025 compared to the prior year. The improvement was driven by benefits from higher revenue and cost reduction initiatives, including savings from restructuring actions. Cost of sales as a percentage of revenue improved by 190 basis points in the Americas but increased by 190 basis points in International.
Operating expenses increased by $17.3 in Q3 2025, or 160 basis points as a percentage of revenue, compared to the prior year. Operating expenses in the prior year reflected a $9.5 benefit from a decrease in the valuation of a contingent earnout liability and $5.4 of gains related to the sale of fixed assets, including land. Operating expenses in Q3 2025 reflected:
•$6.0 of higher employee costs and
•$1.4 of higher variable compensation expense,
•partially offset by a $4.4 decrease from a divestiture.
The investment in our business transformation initiative includes internal resources deployed on the development and configuration of our new ERP system. In Q3 2025, approximately $2 of employee costs were capitalized to Other assets as part of the application-development phase of the project, and we expect to begin amortizing the capitalized development costs in 2026.

We recorded restructuring costs of $2.0 in Q3 2025 and $2.1 in Q3 2024. See Note 11 to the condensed consolidated financial statements for additional information.
Our Q3 2025 effective tax rate was 26.8% compared to a Q3 2024 effective tax rate of 24.1%.
Year-to-date 2025 Compared to Year-to-date 2024
We recorded net income of $93.1 and diluted earnings per share of $0.78 in year-to-date 2025 compared to net income of $59.8 and diluted earnings per share of $0.50 in the prior year. In year-to-date 2025, the results included:
•a $42.1 gain from the sale of land, which had the effect of increasing net income by $21.2 and diluted earnings per share by $0.17 after taking into account the related variable compensation expense and tax effects, and
•a non-cash settlement charge of $15.2 to Other income (expense), net related to the accelerated recognition of accumulated actuarial losses due to the annuitization of a defined benefit pension plan and an associated $3.5 discrete income tax benefit, which had the net effect of decreasing net income by $11.7 and diluted earnings per share by $0.10.
Operating income of $148.6 in year-to-date 2025 represented an improvement of $56.5 compared to operating income of $92.1 in the prior year. The improvement was driven by $31.0 of higher gains on the sale of fixed assets (primarily land), pricing benefits in the Americas and lower restructuring costs, partially offset by $22.5 of higher variable compensation expense and the impacts of lower volume. We reported adjusted operating income of $144.0 and adjusted earnings per share of $0.85 in year-to-date 2025 compared to adjusted operating income of $122.3 and adjusted earnings per share of $0.69 in the prior year.
Revenue of $2,378.0 in year-to-date 2025 represented a decline of $6.4 compared to the prior year. The decline was driven by lower volume in International and the impact of a divestiture in the Americas, partially offset by revenue growth in the Americas. Revenue increased by 1% in the Americas driven by large corporate, education and government customers. International revenue decreased by 5% driven by soft demand in most of Western Europe and Asia Pacific, except India. On an organic basis, revenue in year-to-date 2025 represented growth of 1% compared to the prior year, with 3% growth in the Americas but a 5% decline in International.
Cost of sales as a percentage of revenue improved by approximately 150 basis points in year-to-date 2025 compared to the prior year. The improvement was driven by pricing benefits in the Americas, favorable business mix from our education business and benefits from cost reduction initiatives, including savings from restructuring actions, partially offset by the impacts of lower volume, $7.5 of higher variable compensation expense ($5.6 of which related to the gain on the sale of land). Cost of sales as a percentage of revenue improved by 190 basis points in the Americas but increased by 50 basis points in International.
Operating expenses decreased by $16.6 in year-to-date 2025, or 60 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2025 reflected:
•a $42.1 gain on the sale of land,
•a $13.0 decrease from a divestiture and
•approximately $9 of lower spending, primarily in International,
•partially offset by $15.0 of higher variable compensation expense ($8.3 of which related to the gain on the sale of land), $7.9 of higher employee costs, and $4.9 of higher information technology costs primarily related to our business transformation initiative.
The investment in our business transformation initiative includes internal resources deployed on the development and configuration of our new ERP system. In year-to-date 2025, approximately $7 of employee costs were capitalized to Other assets as part of the application-development phase of the project, and we expect to begin amortizing the capitalized development costs in 2026. Operating expenses in year-to-date 2024 reflected $10.5 of gains related to the sale of fixed assets, including land, and a $9.5 benefit from a decrease in the valuation of a contingent earnout liability.
We recorded restructuring costs of $10.5 in year-to-date 2025 and $18.1 in year-to-date 2024. See Note 11 to the condensed consolidated financial statements for additional information.
Our year-to-date 2025 effective tax rate was 26.2% compared to a year-to-date 2024 effective tax rate of approximately 25.7%.

Interest Expense, Investment Income and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
Interest Expense, Investment Income and Other Income (Expense), Net	November 22, 2024	November 24, 2023	November 22, 2024	November 24, 2023
Interest expense	$(6.3)	$(6.4)	$(18.9)	$(19.6)
Investment income	4.0	2.3	9.3	3.6
Other income (expense), net:
Equity in income of unconsolidated affiliates	3.3	2.1	6.5	7.3
Foreign exchange gains (losses)	0.4	(0.3)	(1.5)	(0.4)
Net periodic pension and post-retirement expense, excluding service cost (1)	(15.4)	(0.2)	(15.8)	(0.5)
Miscellaneous income (expense), net	(0.9)	(0.7)	(2.1)	(2.0)
Total other income (expense), net	(12.6)	0.9	(12.9)	4.4
Total interest expense, investment income and other income (expense), net	$(14.9)	$(3.2)	$(22.5)	$(11.6)
_______________________________________
(1)In Q3 2025, net periodic pension and post-retirement expense, excluding service cost includes a $15.2 settlement charge related to the annuitization of our defined benefit plan in the U.K.

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

	Three Months Ended				Nine Months Ended
Statement of Income Data — Americas	November 22, 2024		November 24, 2023		November 22, 2024		November 24, 2023
Revenue	$614.7	100.0%	$586.1	100.0%	$1,857.1	100.0%	$1,838.2	100.0%
Cost of sales	399.9	65.1	392.9	67.0	1,201.8	64.7	1,224.9	66.6
Restructuring costs	0.2	—	0.4	0.1	5.8	0.3	1.0	0.1
Gross profit	214.6	34.9	192.8	32.9	649.5	35.0	612.3	33.3
Operating expenses	168.1	27.3	155.5	26.6	482.1	26.0	494.4	26.9
Restructuring costs	—	—	0.1	—	0.4	—	0.9	—
Operating income	$46.5	7.6%	$37.2	6.3%	$167.0	9.0%	$117.0	6.4%

Adjusted Operating Income — Americas	Three Months Ended				Nine Months Ended
	November 22, 2024		November 24, 2023		November 22, 2024		November 24, 2023
Operating income	$46.5	7.6%	$37.2	6.3%	$167.0	9.0%	$117.0	6.4%
Amortization of purchased intangible assets	3.0	0.5	3.1	0.6	9.2	0.6	9.4	0.5
Restructuring costs	0.2	—	0.5	0.1	6.2	0.3	1.9	0.1
Gains on the sale of land, net of variable compensation impacts	—	—	(0.9)	(0.2)	(30.7)	(1.7)	(0.9)	(0.1)
Adjusted operating income	$49.7	8.1%	$39.9	6.8%	$151.7	8.2%	$127.4	6.9%
Operating income in the Americas increased by $9.3 in Q3 2025 compared to the prior year, driven by gross margin improvement and benefits of higher revenue, partially offset by higher operating expenses. Adjusted operating income of $49.7 in Q3 2025 represented an improvement of $9.8 compared to the prior year. Operating income in the Americas increased by $50.0 in year-to-date 2025 compared to the prior year, driven by $30.7 from the gain on the sale of land (net of related variable compensation expense) and gross margin improvement. Adjusted operating income of $151.7 in year-to-date 2025 represented an improvement of $24.3 compared to the prior year.
The Americas revenue represented 77.3% of consolidated revenue in Q3 2025. In Q3 2025, revenue increased by $28.6 or 5% compared to the prior year driven by:
•approximately 6% growth from higher volume and
•approximately 1% growth from pricing benefits,
•partially offset by an approximately 2% decrease from the impact of a divestiture.
The Americas growth benefited from a higher percentage of the beginning backlog shipping during the quarter and included higher revenue from government, large corporate, healthcare and education customers compared to the prior year. On an organic basis, revenue increased $39.3 or 7% in Q3 2025 compared to the prior year.
In year-to-date 2025, revenue increased by $18.9 or 1% compared to the prior year driven by:
•approximately 1% growth from pricing benefits and
•approximately 1% growth from higher volume,
•partially offset by an approximately 2% decrease from the impact of a divestiture.
The Americas growth included higher revenue from large corporate, education and government customers compared to the prior year. On an organic basis, revenue increased $55.0 or 3% in year-to-date 2025 compared to the prior year.
Cost of sales as a percentage of revenue improved by 190 basis points in Q3 2025 compared to the prior year. The improvement was driven by benefits from higher revenue and cost reduction initiatives, including savings from restructuring actions, partially offset by $1.5 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 190 basis points in year-to-date 2025 compared to the prior year. The improvement was driven by pricing benefits, favorable business mix from our education business and benefits from cost reduction initiatives, including savings from restructuring actions, partially offset by $6.6 of higher variable compensation expense ($4.9 of which related to the gain on the sale of land).
Operating expenses increased by $12.6 in Q3 2025, or 70 basis points as a percentage of revenue, compared to the prior year. Operating expenses in the prior year reflected $5.4 of gains related to the sale of fixed assets, including land, and a $4.7 benefit from a decrease in the valuation of a contingent earnout liability. Operating expenses in Q3 2025 reflected:
•$4.3 of higher employee costs,
•$1.2 of higher variable compensation expense and
•$1.1 of higher information technology costs primarily related to our business transformation initiative,
•partially offset by a $4.4 decrease from a divestiture.
Operating expenses decreased by $12.3 in year-to-date 2025, or 90 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2025 reflected:
•a $42.1 gain related to the sale of land and
•a $13.0 decrease from a divestiture,
•partially offset by $13.0 of higher variable compensation expense ($6.2 of which related to the gain on the sale of land), $10.6 of higher employee costs, and $5.8 of higher information technology costs primarily related to our business transformation initiative.
Operating expenses in year-to-date 2024 reflected $10.5 of gains related to the sale of fixed assets, including land, and a $4.7 benefit from a decrease in the valuation of a contingent earnout liability.
We recorded restructuring costs of $0.2 in Q3 2025 and $0.5 in Q3 2024. We recorded restructuring costs of $6.2 in year-to-date 2025 and $1.9 in year-to-date 2024. See Note 11 to the condensed consolidated financial statements for additional information.

International
The International segment serves customers in Europe, the Middle East and Africa and Asia Pacific with a comprehensive portfolio of furniture and architectural products that are marketed to corporate, government, healthcare, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended				Nine Months Ended
Statement of Operations Data — International	November 22, 2024		November 24, 2023		November 22, 2024		November 24, 2023
Revenue	$180.2	100.0%	$191.8	100.0%	$520.9	100.0%	$546.2	100.0%
Cost of sales	128.2	71.1	132.6	69.2	370.7	71.2	386.3	70.7
Restructuring costs (benefits)	1.2	0.7	(0.3)	(0.2)	4.5	0.8	1.9	0.4
Gross profit	50.8	28.2	59.5	31.0	145.7	28.0	158.0	28.9
Operating expenses	55.7	31.0	51.0	26.6	164.3	31.5	168.6	30.9
Restructuring costs (benefits)	0.6	0.3	1.9	1.0	(0.2)	—	14.3	2.6
Operating income (loss)	$(5.5)	(3.1)%	$6.6	3.4%	$(18.4)	(3.5)%	$(24.9)	(4.6)%

Adjusted Operating Income (Loss) — International	Three Months Ended				Nine Months Ended
	November 22, 2024		November 24, 2023		November 22, 2024		November 24, 2023
Operating income (loss)	$(5.5)	(3.1)%	$6.6	3.4%	$(18.4)	(3.5)%	$(24.9)	(4.6)%
Amortization of purchased intangible assets	1.3	0.8	1.1	0.6	3.6	0.7	3.5	0.6
Restructuring costs	1.8	1.0	1.6	0.8	4.3	0.8	16.2	3.0
Gains on the sale of land, net of variable compensation impacts	—	—	0.1	0.1	2.8	0.5	0.1	0.1
Adjusted operating income (loss)	$(2.4)	(1.3)%	$9.4	4.9%	$(7.7)	(1.5)%	$(5.1)	(0.9)%
The operating loss in International of $5.5 in Q3 2025 represented a decline of $12.1 compared to operating income of $6.6 in the prior year. The decline was driven by the impacts of lower revenue, which impacted gross margin, and higher operating expenses. Operating expenses in the prior year reflected a $4.8 benefit from a decrease in the valuation of a contingent earnout liability. The adjusted operating loss of $2.4 in Q3 2025 represented a decline of $11.8 compared to adjusted operating income of $9.4 in the prior year. The operating loss in International improved by $6.5 in year-to-date 2025 compared to the prior year. The improvement was driven by lower restructuring costs and lower operating expenses, partially offset by the impacts of lower revenue. The adjusted operating loss of $7.7 in year-to-date 2025 represented a decline of $2.6 compared to the adjusted operating loss of $5.1 in the prior year.
International revenue represented 22.7% of consolidated revenue in Q3 2025. In Q3 2025, revenue decreased by $11.6 or 6% compared to the prior year driven by declines in most markets in Asia Pacific, except India, and France. Revenue declined by approximately 6% due to lower volume and approximately 3% due to the impacts of lower pricing, partially offset by favorable currency translation effects. On an organic basis, revenue declined $16.4 or 8% in Q3 2025 compared to the prior year. In year-to-date 2025, revenue decreased by $25.3 or 5% compared to the prior year primarily driven by declines in most major markets, partially offset by growth in India. Revenue declined by approximately 4% due to lower volume and approximately 2% due to the impacts of lower pricing. On an organic basis, revenue declined $29.0 or 5% in year-to-date 2025 compared to the prior year.
Cost of sales as a percentage of revenue increased by 190 basis points in Q3 2025 compared to the prior year. The increase was driven by the impacts of lower revenue. Cost of sales as a percentage of revenue increased by 50 basis points in year-to-date 2025 compared to the prior year. The increase was driven by the impacts of lower revenue, partially offset by benefits from cost reduction initiatives, including savings from restructuring actions.
Operating expenses increased by $4.7 in Q3 2025, or 440 basis points as a percentage of revenue, compared to the prior year which reflected a $4.8 benefit from a decrease in the valuation of a contingent earnout liability. Operating expenses in Q3 2025 reflected $1.5 of higher employee costs, partially offset by approximately $2 of lower spending.

Operating expenses decreased by $4.3 in year-to-date 2025, but increased by 60 basis points as a percentage of revenue, compared to the prior year. Operating expenses in the prior year reflected a $4.8 benefit from a decrease in the valuation of a contingent earnout liability. Operating expenses in year-to-date 2025 reflected:
•approximately $9 of lower spending and
•$2.8 of lower employee costs, primarily related to the impact of restructuring actions,
•partially offset by $1.9 of higher variable compensation expense (primarily related to the gain on the sale of land recorded in the Americas).
We recorded restructuring costs of $1.8 in Q3 2025 and $1.6 in Q3 2024. We recorded restructuring costs of $4.3 in year-to-date 2025 and $16.2 in year-to-date 2024. See Note 11 to the condensed consolidated financial statements for additional information.
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
Adjusted Operating Income (Loss) and Adjusted Earnings Per Share
We define adjusted operating income (loss) as operating income (loss) excluding amortization of purchased intangible assets, restructuring costs (benefits) and gains (losses) on the sale of land, net of variable compensation impacts. We define adjusted earnings per share as earnings per share, on a diluted basis, excluding amortization of purchased intangible assets, restructuring costs (benefits), gains (losses) on the sale of land, net of variable compensation impacts, and gains (losses) on pension plan settlements, and the related income tax effects of these items.
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
•Gains (losses) on pension plan settlements: We realize gains or losses previously reported as unrealized in Accumulated other comprehensive income (loss) in Other income (expense), net, in connection with pension plan settlements when all risks related to the benefit obligations to plan participants and plan assets are transferred. We believe adjusting for the gains or losses on pension plan settlements provides a more consistent comparison of our operating performance to prior periods as well as to industry peers.

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

Liquidity Sources	November 22, 2024	February 23, 2024
Cash and cash equivalents	$365.2	$318.6
Short-term investments	41.1	—
Company-owned life insurance	170.3	166.9
Availability under credit facilities	324.1	321.8
Total liquidity sources available	$900.7	$807.3
As of November 22, 2024, we held a total of $406.3 in cash and cash equivalents and short-term investments. Of our total $365.2 in cash and cash equivalents, 87% was located in the U.S. and 13% was located outside of the U.S., primarily in China (including Hong Kong), India and Mexico. Our short-term investments are maintained in a managed investment portfolio in the U.S. and primarily consist of corporate debt securities, asset-backed securities and U.S. government debt securities.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the nine months ended November 22, 2024 and November 24, 2023:

	Nine Months Ended
Cash Flow Data	November 22, 2024	November 24, 2023
Net cash provided by (used in):
Operating activities	$147.9	$251.3
Investing activities	(28.0)	(5.2)
Financing activities	(72.1)	(74.0)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(0.2)
Net increase in cash, cash equivalents and restricted cash	46.5	171.9
Cash, cash equivalents and restricted cash, beginning of period	325.9	97.2
Cash, cash equivalents and restricted cash, end of period	$372.4	$269.1

Cash provided by operating activities

	Nine Months Ended
Cash Flow Data — Operating Activities	November 22, 2024	November 24, 2023
Net income	$93.1	$59.8
Depreciation and amortization	60.2	62.8
Share-based compensation	19.7	22.1
Restructuring costs	10.5	18.1
Gains on sales of fixed assets, net	(41.5)	(10.5)
Change in fair value of contingent consideration	—	(9.5)
Changes in accounts receivable, inventories and accounts payable	14.6	95.8
Cloud computing arrangements expenditures	(32.9)	(1.1)
Employee compensation liabilities	(6.8)	17.3
Other	31.0	(3.5)
Net cash provided by operating activities	$147.9	$251.3
In year-to-date 2025, we generated cash from improved operating results and the timing of payment of certain accrued liabilities. In year-to-date 2025, we used $32.9 of cash for cloud computing arrangement expenditures primarily related to the capitalized implementation costs of our new ERP system. Working capital in the prior year reflected decreased levels of inventory related to supply chain improvements and a reduction in the number of days sales outstanding in accounts receivable. Annual payments related to accrued variable compensation and retirement plan contributions totaled $122.4 in year-to-date 2025 compared to $77.3 in the prior year.
Cash used in investing activities

	Nine Months Ended
Cash Flow Data — Investing Activities	November 22, 2024	November 24, 2023
Capital expenditures	$(35.6)	$(37.4)
Proceeds from disposal of fixed assets	44.4	28.2
Purchases of short-term investments	(44.0)	—
Liquidations of short-term investments	3.3	—
Other	3.9	4.0
Net cash used in investing activities	$(28.0)	$(5.2)
Capital expenditures in year-to-date 2025 were primarily related to investments in manufacturing operations, information technology and customer-facing facilities and showrooms. In year-to-date 2025, we had proceeds from the disposal of fixed assets of $44.4, primarily related to the sale of land. We also invested $40.7 in a managed investment portfolio which consists of corporate debt securities, asset-backed securities and U.S. government debt securities. See Note 6 to the condensed consolidated financial statements for additional information.
Cash used in financing activities

	Nine Months Ended
Cash Flow Data — Financing Activities	November 22, 2024	November 24, 2023
Dividends paid	$(35.8)	$(35.7)
Common stock repurchases	(36.3)	(4.2)
Repayments on note payable	—	(32.2)
Other	—	(1.9)
Net cash used in financing activities	$(72.1)	$(74.0)

The following table details dividends paid per common share during each quarter of year-to-date 2025 and year-to-date 2024:

Dividend Data	First Quarter	Second Quarter	Third Quarter	Total
2025
Dividends declared and paid per common share	$0.100	$0.100	$0.100	$0.300
2024
Dividends declared and paid per common share	$0.100	$0.100	$0.100	$0.300
In year-to-date 2025, we repurchased 2,864,002 shares of Class A common stock of which 768,994 shares were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms in the Steelcase Inc. Incentive Compensation Plan ("Incentive Compensation Plan"). In year-to-date 2024, we repurchased 512,707 shares of Class A common stock, all of which were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of November 22, 2024, we had $79.9 of remaining availability under the share repurchase program approved by our Board of Directors in 2024.
Liquidity Facilities
The following table summarizes available capacity under our liquidity facilities as of November 22, 2024:

Liquidity Facilities	November 22, 2024
Global committed bank facility	$300.0
Various uncommitted facilities	24.1
Total credit lines available	324.1
Less: Borrowings outstanding	—
Available capacity	$324.1
We have a $300.0 global committed bank facility in effect through 2029. As of November 22, 2024, there were no borrowings outstanding, and we were in compliance with all covenants under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $4.0 and a total foreign currency borrowing capacity of up to $20.1 as of November 22, 2024. These credit facilities have no stated expiration date but may be changed or canceled by the banks at any time. As of November 22, 2024, there were no borrowings outstanding under these facilities.
Total long-term debt as of November 22, 2024 was $446.9 which consists of term notes due in 2029 with an effective interest rate of 5.6%. The term notes are unsecured, contain no financial covenants and are not cross-defaulted to our other debt facilities.
Liquidity Outlook
Our material cash requirements are subject to fluctuation based on business requirements or investments in strategic initiatives. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements. As of November 22, 2024, our total liquidity, which is comprised of cash and cash equivalents, short-term investments and the cash surrender value of COLI, aggregated to $576.6.
As of November 22, 2024, there were no significant changes in the items that we identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures which are expected to total approximately $50 in 2025. We also expect to incur approximately $50 in 2025 of capitalized costs for cloud computing arrangements related to the implementation of our new ERP system. We expect to begin amortizing the capitalized costs incurred in the development of our new ERP system beginning in 2026 when the system is expected to be ready for use. In addition, we fund dividend payments declared by our Board of Directors. On December 18, 2024, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11, to be paid in Q4 2025.

Critical Accounting Estimates
During Q3 2025, there were no changes in the items that we identified as critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of the market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) we faced as of November 22, 2024 had not materially changed from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended February 23, 2024. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q3 2025, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q3 2025, no material change in interest rate risk occurred.
Commodity Price Risk
During Q3 2025, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q3 2025, no material change in fixed income and equity price risk occurred.

Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of November 22, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of November 22, 2024, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q3 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
08/24/2024 - 09/27/2024	129,874	$13.00	118,276	$83.6
09/28/2024 - 10/25/2024	332,983	$13.06	277,270	$79.9
10/26/2024 - 11/22/2024	63	$12.93	—	$79.9
Total	462,920	(2)	395,546
_______________________________________
(1)In October 2023, the Board of Directors approved a share repurchase program, announced on October 30, 2023, permitting the repurchase of up to $100 million of shares of our common stock.
(2)67,374 shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.

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
Date: December 20, 2024