Form 10-K
period 2025-02-28
STEELCASE INC
filed 2025-04-18
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2025
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐         No  ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the closing price of the Class A Common Stock on the New York Stock Exchange, as of August 23, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,223.1 million. There is no quoted market for registrant’s Class B Common Stock, but shares of Class B Common Stock may be converted at any time into an equal number of shares of Class A Common Stock.
As of April 15, 2025, 95,323,074 shares of the registrant’s Class A Common Stock and 19,317,685 shares of the registrant’s Class B Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, to be held on July 9, 2025, are incorporated by reference in Part III of this Form 10-K.

STEELCASE INC.
FORM 10-K
YEAR ENDED FEBRUARY 28, 2025

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
Overview
At Steelcase, we help people do their best work by creating places that work better. Through our community of brands that includes Steelcase®, AMQ®, Coalesse®, Designtex®, HALCON™, Orangebox®, Smith System® and Viccarbe®, we offer a comprehensive portfolio of furniture and interior architectural products and services designed to support all the ways people work in all the places where work happens. Our solutions are inspired by the insights gained from our human-centered research process. We are a global company, headquartered in Grand Rapids, Michigan, U.S.A., with approximately 11,300 employees. Steelcase was founded in 1912 and became publicly traded in 1998, and our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”.
We focus on translating our research-based insights into products, applications and experiences that help organizations around the world amplify the performance of their people, teams and enterprises. We help our customers create workplaces that support attraction and retention of talent, employee well-being and engagement, organizational culture and productivity, and other needs of their people, while also optimizing the value of their real estate investments. Our global scale and reach allow us to provide a consistent experience to global customers while offering local differentiation through our local dealer network and tailored solutions.
We market our products and services to businesses and organizations primarily through a network of dealers, and we also sell to consumers in markets around the world through web-based and retail distribution channels.
Strategic Priorities
Our strategic priorities are designed to further our purpose of helping the world work better. As organizations transform their workplaces, we are helping them create offices where people want to be – spaces that foster productivity and collaboration wherever work happens. We are focused on delivering innovative solutions and exceeding customer expectations. We also aim to expand our business in areas such as education, healthcare and small to midsize businesses, while continuing to extend our competitive advantage with our dealer partnerships and enhance the digital tools that improve customer experience. Our strategic priorities also include simplifying our processes, maximizing efficiency, reallocating resources toward our highest priorities and maintaining a strong balance sheet to support reinvestment in our business. We believe we are positioning our company for sustainable, profitable growth while supporting our customers as they navigate the ever-evolving workplace.
Our Offerings
Our brands provide a comprehensive portfolio of furniture and interior architectural products for individual and collaborative work across a range of price points. Our furniture portfolio includes furniture systems, seating, storage, fixed and height-adjustable desks, benches and tables and complementary products such as work accessories, lighting, mobile power and screens. Our seating products include task chairs which are highly ergonomic, seating that can be used in collaborative workplaces and casual settings and specialty seating for specific vertical markets such as education and healthcare. Our interior architectural products include full and partial height walls and free-standing architectural pods. We also offer services designed to enhance the performance of people, space and real estate. These services include workplace strategy consulting, lease origination services and furniture and asset management.

Steelcase
Steelcase leverages insights from user-centered research to help our customers create high performing and sustainable workplaces. We strive to be a trusted partner by creating exceptional solutions and experiences for those who seek to use space as a strategic asset to elevate their performance, reinforce their organizational culture, support the well-being of their people and attract and retain talent. The Steelcase brand's core customers are leading organizations (such as corporations, government entities, schools, colleges and universities and healthcare organizations) that are forward-thinking, often large with ever-changing complex needs and often have a global scale and operations.
Steelcase brand extensions include:
•Steelcase Learning, which works with educational institutions to create places that engage and ultimately empower people, within and beyond the classroom.
•Steelcase Health, which works with healthcare organizations to create solutions and spaces that lead to better health outcomes for everyone involved in the complex work of care.
AMQ
AMQ offers high-quality, affordable products for collaborative workplaces, training rooms, private offices and work stations, including height-adjustable desking and benching, seating, screens and storage. AMQ specializes in a 30-day design-to-installation customer experience, with adaptable and modern designs that fit contemporary, active office spaces, ideal for small and midsize businesses.
Coalesse
Coalesse offers enduring modern furnishings for high-performance social, collaborative and rejuvenation spaces, including seating, tables, storage, accessories and outdoor furniture. Coalesse collaborates with some of the world's most influential designers, bringing together insights, meticulous design and rigorous engineering to develop thoughtfully crafted products that perform beautifully.
Designtex
Designtex offers applied materials that enhance workplaces and is a leading resource for applied surfaces knowledge, innovation and sustainability. Designtex products include premium fabrics and surface materials and imaging solutions designed to enhance seating, walls, workstations and floors. These materials provide privacy, wayfinding, motivation, communication and artistic expression.
HALCON
HALCON is a designer and manufacturer of precision-tailored wood furniture for the workplace. HALCON specializes in custom wood and executive-level tables, credenzas and desks. This furniture is of enduring quality, backed by a genuine dedication to service and customization.
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
Marketing Partnerships
We maintain marketing partnerships with a number of companies, including Biamp, Blu Dot, Bolia, Carl Hansen & Son, Crestron, EMU, Established & Sons, Extremis, FLOS, the Frank Lloyd Wright Foundation, Kartell, KwickScreen, Logitech, m.a.d., Mattiazzi, Microsoft, ModuForm, Moooi, PolyVision, Snowsound, Tom Dixon, VergeSense, West Elm and Zoom. These partnerships are intended to allow us to market additional products and services to our dealers and customers that are complementary to our products and services and leverage our scale. These partnerships take several forms, the most common of which involves us purchasing and reselling the partner’s products to our dealers and customers. In other situations, we market the partner’s products to our dealers and customers and receive a fee from the partner, and we may also transport and deliver those products to our dealers and customers for a fee. We also have marketing partnerships where we co-develop products with our partner that we manufacture or source from third parties or where we and our partner agree to co-market our products and services to customers. Most of our marketing partnerships are on a regional basis.
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
Americas Segment
Our Americas segment serves customers in the United States (“U.S.”), Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, interior architectural, textile and surface imaging products that are marketed to corporate, government, education, healthcare and retail customers primarily through the Steelcase, AMQ, Coalesse, Designtex, HALCON, Orangebox, Smith System and Viccarbe brands.
We serve Americas customers mainly through approximately 390 Steelcase independent and company-owned dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. Our end-use customers tend to be larger multinational, regional or local companies and are distributed across a broad range of industries, including education, financial services, flexible real estate, government, healthcare, information technology, insurance, manufacturing and retail. In the Americas segment, no industry individually represented more than 18% of the segment's revenue in 2025.
Each of our dealers maintains its own sales force which is complemented by our sales representatives who work closely with our dealers throughout the selling process. The largest independent Steelcase dealer in the Americas accounted for approximately 6% of the segment’s revenue in 2025, and the five largest independent Steelcase dealers collectively accounted for approximately 15% of the segment’s revenue in 2025.
The Americas office furniture industry is highly competitive, with a number of competitors offering similar categories of products. The industry competes on a combination of insight, product performance, design, price, service and relationships with customers, architects and designers. Our most significant competitors in the U.S. are MillerKnoll, Inc., Haworth, Inc. and HNI Corporation.
International Segment
Our International segment serves customers in Europe, the Middle East and Africa ("EMEA") and Australia, China, India, Japan, Korea and other countries in Southeast Asia ("Asia Pacific"), with a comprehensive portfolio of furniture and interior architectural products that are marketed to corporate, government, education and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

We serve International customers mainly through approximately 400 independent and company-owned Steelcase dealer locations and other non-aligned dealers, and we also sell directly to end-use customers. The largest independent Steelcase dealer in the International segment accounted for approximately 4% of the segment’s revenue in 2025. The five largest Steelcase independent dealers collectively accounted for approximately 10% of the segment’s revenue in 2025. Our end-use customers tend to be larger multinational, regional or local companies spread across a broad range of industries and vertical markets, including education, financial services, flexible real estate, government, healthcare and information technology.
The office furniture markets in EMEA and Asia Pacific are highly competitive and fragmented. We compete with many local and regional manufacturers in many different markets. In several cases, these local competitors focus on specific product categories.
Joint Ventures and Other Equity Investments
We occasionally enter into joint ventures and other equity investments to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products or services. As of February 28, 2025, our investments in these unconsolidated joint ventures and other equity investments totaled $53.3. Our share of the earnings from joint ventures and other equity investments is recorded in Other income (expense), net in the Consolidated Statements of Income. See Note 12 to the consolidated financial statements for additional information.
Customer and Dealer Concentrations
Our largest customer accounted for approximately 2% of our consolidated revenue in 2025, and our five largest customers collectively accounted for approximately 6% of our consolidated revenue. However, these percentages do not include revenue from various U.S. federal government agencies. In 2025, our sales to U.S. federal government agencies represented approximately 3% of our consolidated revenue. We do not believe our business is dependent on any single or small number of end-use customers, the loss of which would have a material adverse effect on our business.
No single independent Steelcase dealer accounted for more than 4% of our consolidated revenue in 2025. The five largest independent Steelcase dealers collectively accounted for approximately 11% of our consolidated revenue in 2025. We do not believe our business is dependent on any single independent dealer, the loss of which would have a sustained material adverse effect on our business.
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

Materials
Approximately 57% of our cost of sales in 2025 related to raw materials, components and finished goods purchased from a significant number of suppliers around the world. The raw materials that we purchase and that are used in the manufacture of the components and finished goods that we purchase include steel, petroleum-based products (including plastics and foam), aluminum, other metals, wood and particleboard. Our global supply chain team continually evaluates current market conditions, the financial viability of our suppliers and available supply options on the basis of quality, reliability of supply and cost.
Research, Design and Development
Our extensive global research – a combination of user observations, feedback sessions and sophisticated analyses – has helped us develop social, spatial and informational insights into work effectiveness. We maintain collaborative relationships with external world-class innovators, including leading universities, think tanks and knowledge leaders, to expand and deepen our understanding of how people work.
Understanding patterns of work enables us to identify and anticipate user needs across the globe. Our design teams explore and develop prototypical solutions to address these needs, which vary from furniture and interior architectural solutions to single products or enhancements to existing products and across different vertical market applications such as education and healthcare. Organizationally, global design leadership directs project work, which is distributed to design studios around the world and sometimes involves external design services.
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
We incurred $50.4, $48.2 and $44.4 in research, design and development expenses in 2025, 2024 and 2023, respectively. In addition, we sometimes pay royalties to external designers of our products as the products are sold, and these costs are not included in research and development expenses.
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
Human Capital Resources
We aspire to be a people-centered, purpose-driven company where our people can build relationships and communities where everyone feels seen, heard and valued. At Steelcase, we believe that together we will help protect the planet through our environmental commitments, help our people thrive and sustain a culture of trust and integrity to drive towards ethical business outcomes. The following core values guide our commitments and actions:
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
Our leaders play a critical role in curating our culture, and we have established a set of leadership pillars and accompanying learning and development activities designed to promote empathic leadership and align leader actions with our core values and the culture we strive to create. These pillars are:
•building strong teams,
•uniting in purpose,
•creating clarity,
•cultivating resilience, and
•delivering results.
Talent and Culture
We are doing better for people by building community where everyone feels seen, heard and valued in the workplace and the world. We foster a workplace where all employees have access to opportunities. We strive to create an environment where employees around the globe are valued, respected, accepted and encouraged to be authentic and to fully participate in our organization. We believe our culture helps to unlock each employee's unique contributions and amplifies the power of the individual to better serve our customers and the communities in which we live and work. Our key objectives include:
•building high-performing teams that reflect the communities in which we live and work,
•ensuring access to development opportunities for all across the organization, and
•creating a culture that promotes employee engagement.
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
Employees
As of February 28, 2025, we had approximately 11,300 employees, of which approximately 6,600 worked in manufacturing and distribution and approximately 250 were part-time. Additionally, we had approximately 1,100 temporary workers who primarily worked in manufacturing. Approximately 30 employees in the U.S. were covered by collective bargaining agreements. Outside the U.S., approximately 3,600 employees were represented by unions or workers' councils that operate to promote the interests of workers.
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
Available Information
We file annual reports, quarterly reports, current reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including Steelcase, that file electronically with the SEC. We also make available free of charge through our internet website, www.steelcase.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file such reports with or furnish them to the SEC. In addition, our Corporate Governance Principles, Code of Ethics, Code of Business Conduct and the charters for the Audit, Compensation, Corporate Business Development and Nominating and Corporate Governance Committees are available free of charge through our website or by writing to Steelcase Inc., Investor Relations, GH-3E-12, 901 44th Street SE, Grand Rapids, Michigan, U.S.A. 49508-7594.
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
Advances in technology, changing workforce demographics, remote work, shifts in work styles and behaviors and the globalization of business have been changing the world of work and impacting the types and amounts of workplace products and services purchased by our customers. In recent years, these trends have resulted in changes such as:
•a decrease in overall demand for office furniture from corporate customers,
•an increase in demand for products that support individual privacy and focused work,
•an increase in demand for products that facilitate distributed collaboration, including those that enhance remote work experiences,
•an increase in demand for ancillary furniture for social and collaborative spaces in office settings,
•an increased frequency in refreshment of workplace settings, and
•customer interest in a broader range of price points, quality and warranty coverage.
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
We compete on a variety of factors, including: brand recognition and reputation; insights from our research; the breadth of our global reach and product portfolio; product design and features; price, lead time, delivery and service; product quality; strength of our dealer network and other distributors; relationships with customers and key influencers, such as architects, designers and real estate managers; and our commitments to sustainable product design and reducing our environmental impact. Our ability to compete on these factors also has an impact on our relationships with our dealers and the percentage of their business they source from us. If we are unsuccessful in continuing to develop and offer a wide variety of solutions which respond to changes in workplace trends, if we do not maintain competitive lead times, delivery and service levels and product quality, or if we or our dealers are unsuccessful in competing with existing competitors and new competitive offerings which arise from outside our industry, our results of operations may be adversely affected.
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
Our longer-term success depends on our ability to successfully develop, implement and manage our growth strategies, which include:
•expanding our business in areas such as education, healthcare and small to midsize businesses,
•enhancing digital tools that improve customer experience,
•developing innovative solutions to create spaces that foster productivity and collaboration, and
•extending our competitive advantage with our dealer partnerships.
If these strategies to increase our revenues are not sufficient, or if we do not execute these strategies successfully, our global market share and profitability may be adversely affected.
Manufacturing, Supply Chain and Distribution Risk Factors
Changes in tariffs, global trade agreements or government procurement can adversely affect our business.
We manufacture most of our products on a regional basis, and as a result, we often export products from where they are manufactured to where they are sold within the region. We also source raw materials, components and finished goods from a global network of suppliers. In particular in 2025, approximately 38% of the products we sold to customers in the U.S., including U.S. government agencies, were manufactured outside of the U.S., predominantly by our subsidiaries in Mexico, which operate as maquiladoras. Changes in tariffs or trade agreements have impacted, and may in the future impact, the cost of importing our products into the countries where they are sold and the cost of raw materials and components sourced from other countries, which in turn can adversely impact our gross margins and our price competitiveness. In addition, changes in U.S. government procurement rules requiring a certain amount of domestic content in finished goods, or requiring finished goods to be produced in the U.S., could have an adverse impact on our business, operating results or financial condition.
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
We are reliant on the timely flow of raw materials, components and finished goods from a global network of third-party suppliers. The flow of such materials, components and goods is affected by:
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

Disruptions or fluctuations in the supply and delivery of raw materials, components and finished goods or deficiencies in our ability to manage our global network of suppliers can have an adverse impact on our business, operating results or financial condition.
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
Our business is dependent on our ability to manage our relationships with our independent dealers. From time to time, we or a dealer may choose to terminate our relationship, the dealer may be negatively impacted by macroeconomic conditions, or the dealer could face financial insolvency or difficulty in transitioning to new ownership, and establishing a new dealer in a market can take considerable time and resources. Disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers or the inability to establish new dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to make financial investments in the dealership, which would reduce the risk of disruption but increase our financial exposure. Alternatively, we may elect to purchase and operate dealers in certain markets, which would also require use of our capital and increase our financial exposure.
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
As a number of our dealers seek growth through expansion into new market locations, we have seen and may continue to see increased consolidation within our dealer network. This increased concentration and size of dealers could increase our exposure to the risks discussed above.
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
We primarily sell our products in U.S. dollars and euros, but we generate some of our revenues and pay some of our expenses in other currencies. Revenue recorded in currencies other than the U.S. dollar and the euro represented approximately 11% of our consolidated revenue in 2025. While we seek to manage our foreign exchange risk largely through operational means by matching revenue with same-currency costs, our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold. We use foreign currency derivatives to hedge some of the near-term volatility of these exposures. There can be no assurance that such hedging will be economically effective. If we are not successful in managing currency exchange rate fluctuations, they could have an adverse effect on our business, operating results or financial condition.
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
Financial Risk Factors
We may be required to record impairment charges related to goodwill, which can adversely affect our results of operations.
We have net goodwill of $273.5 as of February 28, 2025. Goodwill is not amortized but is evaluated for impairment annually in Q4 or whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Poor performance in portions of our business where we have goodwill, including failure to achieve projected performance from acquisitions, or declines in the market value of our equity, have resulted, and may in the future result, in impairment charges, which can adversely affect our results of operations.
There may be significant limitations to our utilization of net operating loss and tax credit carryforwards to offset future taxable income.
We have deferred tax assets related to net operating loss ("NOL") and tax credit carryforwards totaling $29.1 and $9.9, respectively, against which valuation allowances totaling $3.1 have been recorded. NOL carryforwards are primarily related to foreign jurisdictions. Tax credit carryforwards consist of U.S. foreign tax credits and foreign investment tax credits. We may be unable to generate sufficient taxable income from future operations in the jurisdictions in which we maintain deferred tax assets related to NOL and tax credit carryforwards, or implement tax, business or other planning strategies, to fully utilize the recorded value of our NOL and tax credit carryforwards. These deferred tax assets are recorded in various currencies that are also subject to foreign exchange risk, which could reduce the amount we may ultimately realize. Additionally, future changes in tax laws or interpretations of such tax laws may limit our ability to fully utilize our NOL and tax credit carryforwards.
Changes in corporate tax laws could adversely affect our business.
We are subject to income taxes in the U.S. and various foreign jurisdictions. Our future effective tax rate could be affected by changes in the mix of our earnings in countries with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities or changes in tax laws or their interpretation. In addition, such tax law changes, if enacted, could have a material adverse effect on our business, operating results or financial condition. A reduction in applicable tax rates may require us to revalue and write-down our net deferred tax assets. As of February 28, 2025, we had net deferred tax assets of $161.5, and approximately 82% of our net deferred tax assets were subject to recovery in the U.S.

General Risk Factors
Complexity or delay in the design or implementation of our new global enterprise resource planning (“ERP”) system can adversely affect our business.
We are reliant on a global ERP system to support processes critical to our manufacturing operations, financial reporting and executive decision-making. In 2024, we entered the application-development phase of a multi-year, phased implementation of a new cloud-based ERP system which is expected to replace our current ERP system and various other supporting systems for operating and financial processes. We expect to deploy the new ERP system beginning in calendar year 2026.
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
The implementation of our new ERP system will also require reengineering of many of our operating and financial processes. The transformation of these processes involves risks inherent in a large-scale conversion including loss of information, significant change management, impacts to our internal control over financial reporting, potential disruption to our normal operations and other unforeseen challenges. If the new ERP system does not operate as intended or work in concert with reengineered processes, we could experience a material adverse effect on our business, financial reporting or internal control.
We rely on the integrity and security of our information technology systems, and our business could be materially adversely impacted by extended disruptions, significant security breaches or other compromises of these systems.
We rely on information technology systems, including cloud-based systems operated by third parties, to run and manage our business and to process, maintain and safeguard information essential to our business as well as information relating to our customers, dealers, suppliers and employees. These systems are vulnerable to events beyond our reasonable control, including cyberattacks and security breaches, the need for system upgrades and support, telecommunication and internet failures, natural disasters and power loss. Such events have resulted, and may in the future result, in consequences to our business such as operational slowdowns, shutdowns or other difficulties; loss of revenues or market share; compromise or loss of sensitive or proprietary information; destruction or corruption of data; costs of remediation, upgrades, repair or recovery; breaches of obligations to third parties under privacy laws or contracts; or damage to our reputation or customer relationships; each of which, depending on the extent or duration of the event, could materially adversely impact our business, operating results or financial condition. In the case of systems operated by third parties, we rely on the security programs maintained by those parties. We maintain insurance coverage, which may cover some of these risks, subject to the terms and conditions of the applicable policies, but such coverage may not be available or sufficient to cover all of the losses that may arise.
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
Refer to Item 1A. Risk Factors under the heading "We rely on the integrity and security of our information technology systems, and our business could be materially adversely impacted by extended disruptions, significant security breaches or other compromises of these systems" for further information on the risks we face from cybersecurity threats. We believe that to date, such risks have not materially affected and are not reasonably likely to materially affect us, our business strategy, results of operations or financial condition.

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
Our CTO and CISO manage our cybersecurity strategy. Our CTO has over 14 years of experience in information security and risk management and reports directly to our President and Chief Executive Officer. Our CISO has over 11 years of experience in information security and risk management, including at a federal law enforcement agency, and has a Master of Science degree in Cybersecurity.
Our CTO and CISO lead our Cybersecurity Incident Response Plan management of cybersecurity incidents with a cross-functional team to assess the potential materiality of cybersecurity events and to report on the detection, analysis, containment and eradication of and recovery from such events. If the severity of events meet certain criteria, as specified by the Incident Response Plan, those events are escalated to senior levels of management and reported to our Disclosure Committee and the Audit Committee. Our Disclosure Committee is responsible for the oversight of controls and procedures related to the public disclosure of material cybersecurity incidents.
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
Item 4.Mine Safety Disclosures:
Not applicable.

Supplementary Item. Information About Our Executive Officers:
Our executive officers are:

Name	Age	Position
Sara E. Armbruster	54	President and Chief Executive Officer, Director
Megan A. Blazina	50	Vice President, Chief Legal Officer & Secretary
Donna K. Flynn	57	Vice President, Chief People Officer
Robert G. Krestakos	63	Vice President, Chief Operations Officer
Nicole C. McGrath	48	Vice President, Corporate Controller & Chief Accounting Officer
Steven D. Miller	50	Vice President, Chief Technology Officer
Allan W. Smith, Jr.	57	Senior Vice President, President, Americas and Chief Product Officer
David C. Sylvester	60	Senior Vice President, Chief Financial Officer
Sara E. Armbruster has been President and Chief Executive Officer since October 2021. Ms. Armbruster was Executive Vice President from April 2021 to October 2021 and Vice President, Strategy, Research and Digital Transformation from February 2018 to April 2021. Ms. Armbruster has been employed by Steelcase since 2007.
Megan A. Blazina has been Vice President, Chief Legal Officer & Secretary since March 2025. Prior to joining Steelcase in March 2025, Ms. Blazina was with Whirlpool Corporation from 2013 to March 2025, serving as Vice President and General Counsel, North America from 2024 to March 2025, Vice President and General Counsel, Global Strategic Sourcing, KitchenAid, Small Appliances & Asia from 2023 to 2024, and General Counsel and Vice President of Government Relations, Europe, Middle East & Africa from 2020 to 2023.
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
David C. Sylvester has been Senior Vice President, Chief Financial Officer since April 2011 and has been employed by Steelcase since 1995.

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:
Common Stock
Our Class A Common Stock is listed on the New York Stock Exchange under the symbol “SCS”. Our Class B Common Stock is not registered under the Exchange Act and there is no established public trading market. See Note 15 to the consolidated financial statements for additional information. As of the close of business on April 15, 2025, we had 114,640,759 shares of common stock outstanding with 4,379 shareholders of record. Of these amounts, 95,323,074 shares are Class A Common Stock with 4,316 shareholders of record and 19,317,685 shares are Class B Common Stock with 63 shareholders of record.
Stock Performance Graph
The following graph shows the yearly percentage change in cumulative shareholder return, assuming a $100.00 investment on February 28, 2020. The S&P 500 Stock Index is used as a performance indicator of the overall stock market. The Peer Group consists of two companies that manufacture office furniture and have industry characteristics that we believe are similar to Steelcase. The peer group consists of HNI Corporation and MillerKnoll, Inc. Prior to their merger on July 19, 2021, the peer group included both Herman Miller, Inc. and Knoll, Inc., and prior to HNI Corporation's acquisition of Kimball International, Inc. on June 1, 2023, the peer group included both HNI Corporation and Kimball International, Inc. The returns of each company in this group are weighted by their relative market capitalization at the beginning of each fiscal year.

$250
$200
$150
$100
$50
$0
02/28/2020
02/26/2021
02/25/2022
02/24/2023
02/23/2024
02/28/2025
S&P 500 Stock Index
Peer Group
Steelcase

Fourth Quarter Share Repurchases
The following is a summary of share repurchase activity during Q4 2025:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
11/23/2024 - 12/27/2024	2,144	$12.95	—	$79.9
12/28/2024 - 01/24/2025	—	$—	—	$79.9
01/25/2025 - 02/28/2025	6,250	$11.48	—	$79.9
Total	8,394	(2)	—
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
Financial Summary
Our reportable segments consist of the Americas segment and the International segment.

Results of Operations

Statement of Operations Data— Consolidated	Year Ended
	February 28, 2025		February 23, 2024		February 24, 2023
Revenue	$3,166.0	100.0%	$3,159.6	100.0%	$3,232.6	100.0%
Cost of sales	2,109.1	66.6	2,142.8	67.9	2,310.7	71.5
Restructuring costs	10.4	0.3	4.4	0.1	2.5	0.1
Gross profit	1,046.5	33.1	1,012.4	32.0	919.4	28.4
Operating expenses	888.0	28.1	876.5	27.7	837.2	25.9
Restructuring costs	0.4	—	18.1	0.6	16.7	0.5
Operating income	158.1	5.0	117.8	3.7	65.5	2.0
Interest expense	(25.7)	(0.8)	(25.9)	(0.8)	(28.4)	(0.9)
Investment income	13.8	0.4	6.5	0.2	1.0	0.1
Other income (expense), net	(12.0)	(0.4)	8.7	0.3	13.5	0.4
Income before income tax expense	134.2	4.2	107.1	3.4	51.6	1.6
Income tax expense	13.5	0.4	26.0	0.8	16.3	0.5
Net income	$120.7	3.8%	$81.1	2.6%	$35.3	1.1%
Earnings per share:
Basic	$1.02		$0.68		$0.30
Diluted	$1.02		$0.68		$0.30

Organic Revenue Growth (Decline) — Consolidated	Year Ended
	February 28, 2025	February 23, 2024
Prior year revenue	$3,159.6	$3,232.6
Acquisitions	—	21.8
Divestitures	(35.2)	(40.2)
Currency translation effects	(5.2)	14.1
Prior year revenue, adjusted	3,119.2	3,228.3
Current year revenue	3,166.0	3,159.6
Impact of additional week*	(58.5)	—
Current year revenue, adjusted	3,107.5	3,159.6
Organic growth (decline) $	$(11.7)	$(68.7)
Organic growth (decline) %	—%	(2)%
_______________________________________
*2025 included 53 weeks of revenue.

Reconciliation of Operating Income to Adjusted Operating Income	Year Ended
	February 28, 2025		February 23, 2024		February 24, 2023
Operating income	$158.1	5.0%	$117.8	3.7%	$65.5	2.0%
Amortization of purchased intangible assets	17.4	0.6	17.2	0.6	22.8	0.7
Restructuring costs	10.8	0.3	22.5	0.7	19.2	0.6
Gains on the sale of land, net of variable compensation impacts	(27.9)	(0.9)	(0.8)	—	(6.2)	(0.2)
Adjusted operating income	$158.4	5.0%	$156.7	5.0%	$101.3	3.1%

Adjusted Earnings Per Share	Year ended
	February 28, 2025	February 23, 2024	February 24, 2023
Earnings per share - diluted	$1.02	$0.68	$0.30
Amortization of purchased intangible assets, per share	0.15	0.15	0.19
Income tax effect of amortization of purchased intangible assets, per share	(0.04)	(0.04)	(0.05)
Restructuring costs, per share	0.09	0.19	0.16
Income tax effect of restructuring costs, per share	(0.03)	(0.05)	(0.04)
Gains on the sale of land, net of variable compensation impacts, per share	(0.23)	(0.01)	(0.05)
Income tax effect of gains on the sale of land, net of variable compensation impacts, per share	0.06	—	0.02
Loss on pension plan settlement, per share	0.13	—	—
Income tax effect of loss on pension plan settlement, per share	(0.03)	—	—
Adjusted earnings per share - diluted	$1.12	$0.92	$0.53
The current year results of operations are presented in comparison to the prior year within the sections below. For a discussion of the 2024 results of operations in comparison to 2023, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2024 Annual Report on Form 10-K.
Overview
In 2025, our earnings improved compared to 2024, despite flat revenue, driven by a gain from the sale of land and favorable tax items. Our gross margin improved by 110 basis points, driven by benefits from cost reduction initiatives. Revenue growth in the Americas, driven by large corporate, government and education customers, was mostly offset by soft demand across many of the major markets in our International segment. In response to the soft demand and uncertain macroeconomic conditions, we implemented restructuring actions in EMEA and Asia Pacific.
In 2025 compared to 2024, orders grew 4% (adjusted for the impact of a divestiture, currency translation effects and the impact of an additional week in the current year), which included 6% growth in the Americas partially offset by a decline of 4% in International. Order backlog of approximately $694 at the end of 2025 was approximately 11% higher than at the end of 2024. In response to increasing inflationary costs in the Americas, we recently announced a list price increase that will take effect starting in Q2 2026, and in response to changes to the U.S trade policy and related inflationary effects, we announced a tariff recovery charge in the Americas that took effect in Q1 2026.
During 2025, we continued to invest in our business transformation initiative and planned implementation of our new enterprise resource planning ("ERP") system, and we expect to continue to incur development and other project costs throughout 2026. We will begin amortizing capitalized development costs when the ERP system is ready for its intended use, expected in calendar year 2026.
Our liquidity, which is comprised of cash and cash equivalents, short-term investments and the net cash surrender value of COLI, increased $72.8 during 2025. As of February 28, 2025, total liquidity was $558.3 and total debt was $447.1.
We recorded net income of $120.7 and diluted earnings per share of $1.02 in 2025 compared to net income of $81.1 and diluted earnings per share of $0.68 in 2024.
In 2025, the results included:
•a $42.1 gain from the sale of land, which had the effect of increasing net income by $21.2 and diluted earnings per share by $0.17 after taking into account the related variable compensation expense and tax effects,
•$19.9 of favorable tax items related to the U.S. foreign-derived intangible income ("FDII") deduction and enacted regulations under U.S. Internal Revenue Code Section 987 ("IRC Section 987"), which had the effect of increasing net income by $12.2 and diluted earnings per share of $0.10 after taking into account the related variable compensation impacts, and

•a non-cash pension settlement charge of $15.2, which had the effect of decreasing net income by $11.7 and diluted earnings per share by $0.10 after taking into account the related tax effects.
Operating income of $158.1 in 2025 represented an improvement of $40.3 compared to operating income of $117.8 in the prior year. The improvement was driven by $30.1 of higher gains on the sale of fixed assets (primarily land), $45.4 of higher revenue in the Americas and $11.7 of lower restructuring costs, partially offset by $22.5 of higher variable compensation expense (driven by the gain on the sale of land and the favorable tax items). We reported adjusted operating income of $158.4 and adjusted earnings per share of $1.12 in 2025 and had adjusted operating income of $156.7 and adjusted earnings per share of $0.92 in the prior year.
Revenue of $3,166.0 in 2025 represented an increase of $6.4 compared to the prior year. The increase in revenue was driven by $58.5 from an additional week in 2025, mostly offset by lower volume in International and the impact of a prior year divestiture in the Americas. Revenue increased by 2% in the Americas, driven by growth from large corporate, government and education customers. International revenue decreased by 5%, driven by declines in Western Europe and declines in most markets in Asia Pacific, except India. On an organic basis, revenue in 2025 was flat, with 2% growth in the Americas offset by a 7% decline in International.
Cost of sales as a percentage of revenue improved by 130 basis points in 2025 compared to the prior year. The improvement was driven by higher revenue in the Americas and benefits from cost reduction initiatives, including savings from restructuring actions, partially offset by the impacts of lower revenue in International and $6.7 of higher variable compensation expense. Cost of sales as a percentage of revenue improved by 170 basis points in the Americas but increased by 60 basis points in International.
Operating expenses increased by $11.5 in 2025, or 40 basis points as a percentage of revenue, compared to the prior year. Operating expenses in 2025 compared to 2024 included:
•approximately $17 of higher expenses related to the additional week in the current year,
•$15.8 of higher variable compensation expense,
•$10.9 of higher employee costs, and
•$6.2 of higher information technology costs primarily related to our business transformation initiative,
•partially offset by $41.0 of gains on the sale of fixed assets (primarily land) in the current year and a $13.0 decrease from a divestiture.
Operating expenses in 2024 reflected $10.9 of gains related to the sale of fixed assets, including land, and a $9.5 benefit from a decrease in the valuation of a contingent earnout liability.
The investment in our business transformation initiative includes internal resources deployed on the development and configuration of our new ERP system. In 2025, approximately $10 of employee costs were capitalized to Other assets as part of the application-development phase of the project, and we expect to begin amortizing the capitalized development costs when the ERP system is ready for its intended use.
We recorded restructuring costs of $10.8 in 2025 compared to $22.5 in 2024. See Note 21 to the consolidated financial statements for additional information.
Our 2025 effective tax rate was 10.1% compared to a 2024 effective tax rate of 24.3%. In 2025, we qualified for the U.S. FDII deduction and final regulations under IRC Section 987 were enacted, which reduced income tax expense by $9.1 and $10.8, respectively. See Note 16 to the consolidated financial statements for additional information.

Interest Expense, Investment Income and Other Income (Expense), Net

Interest Expense, Investment Income and Other Income (Expense), Net	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Interest expense	$(25.7)	$(25.9)	$(28.4)
Investment income	13.8	6.5	1.0
Other income (expense), net:
Equity in income of unconsolidated affiliates	9.2	13.5	12.5
Foreign exchange gains (losses)	(2.0)	(1.0)	1.8
Net periodic pension and post-retirement expense, excluding service cost	(16.2)	(0.6)	(1.1)
Miscellaneous income (expense), net	(3.0)	(3.2)	0.3
Total other income (expense), net	(12.0)	8.7	13.5
Total interest expense, investment income and other income (expense), net	$(23.9)	$(10.7)	$(13.9)
In 2025, net periodic pension and post-retirement expense, excluding service cost included a $15.2 settlement charge related to the annuitization of our defined benefit plan in the U.K. Investment income increased by $7.3 in 2025 compared to 2024 due to the higher level of liquidity and improved investment returns.
Business Segment Disclosure
See Note 20 to the consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, interior architectural, textile and surface imaging products that are marketed to corporate, government, education, healthcare and retail customers primarily through the Steelcase, AMQ, Coalesse, Designtex, HALCON, Orangebox, Smith System and Viccarbe brands.

Statement of Operations Data— Americas	Year Ended
	February 28, 2025		February 23, 2024		February 24, 2023
Revenue	$2,465.2	100.0%	$2,419.8	100.0%	$2,436.2	100.0%
Cost of sales	1,608.2	65.2	1,618.5	66.9	1,722.1	70.7
Restructuring costs	5.8	0.3	2.2	0.1	2.5	0.1
Gross profit	851.2	34.5	799.1	33.0	711.6	29.2
Operating expenses	668.0	27.1	654.2	27.0	617.5	25.3
Restructuring costs	0.4	—	1.1	0.1	16.7	0.7
Operating income	$182.8	7.4%	$143.8	5.9%	$77.4	3.2%

Organic Revenue Growth (Decline) — Americas	Year Ended
	February 28, 2025	February 23, 2024
Prior year revenue	$2,419.8	$2,436.2
Acquisitions	—	21.8
Divestitures	(35.2)	(29.7)
Currency translation effects	(2.6)	(3.1)
Prior year revenue, adjusted	2,382.0	2,425.2
Current year revenue	2,465.2	2,419.8
Impact of additional week*	(46.4)	—
Current year revenue, adjusted	2,418.8	2,419.8
Organic growth (decline) $	$36.8	$(5.4)
Organic growth (decline) %	2%	—%
_______________________________________
*2025 included 53 weeks of revenue.

Reconciliation of Operating Income to Adjusted Operating Income - Americas	Year Ended
	February 28, 2025		February 23, 2024		February 24, 2023
Operating income	$182.8	7.4%	$143.8	5.9%	$77.4	3.2%
Amortization of purchased intangible assets	12.6	0.5	12.5	0.5	18.2	0.7
Restructuring costs	6.2	0.3	3.3	0.2	19.2	0.8
Gains on the sale of land, net of variable compensation impacts	(30.7)	(1.3)	(0.9)	—	(6.9)	(0.3)
Adjusted operating income	$170.9	6.9%	$158.7	6.6%	$107.9	4.4%
Operating income in the Americas increased by $39.0 in 2025 compared to the prior year, driven by $30.7 from the gain on the sale of land (net of related variable compensation expense), gross margin improvement and benefits of higher revenue, partially offset by higher operating expenses. Adjusted operating income of $170.9 in 2025 represented an improvement of $12.2 compared to the prior year.
The Americas revenue represented 77.9% of consolidated revenue in 2025. In 2025, revenue increased by $45.4 or 2% compared to the prior year. In 2025, the Americas revenue grew approximately 3% from higher volume (including the impact from the additional week in the current year) and 1% from pricing benefits, which were partially offset by the impact of a divestiture. The Americas growth included higher revenue from large corporate, government and education customers compared to the prior year. On an organic basis, revenue increased by $36.8 or 2% in 2025 compared to the prior year.
Cost of sales as a percentage of revenue improved by 170 basis points in 2025 compared to the prior year. The improvement was driven by higher revenue and benefits from cost reduction initiatives, including savings from restructuring actions, partially offset by $5.9 of higher variable compensation expense.
Operating expenses increased by $13.8 in 2025, or 10 basis points as a percentage of revenue, compared to the prior year. Operating expenses in 2025 compared to 2024 included:
•$14.3 of higher variable compensation expense,
•approximately $13 of higher expenses related to the additional week in the current year,
•$13.6 of higher employee costs and
•$6.7 of higher information technology costs primarily related to our business transformation initiative,
•partially offset by $41.5 of gains related to the sale of fixed assets (primarily land) in the current year and a $13.0 decrease from a divestiture.

Operating expenses in 2024 reflected $10.3 of gains related to the sale of fixed assets, including land, and a $4.7 benefit from a decrease in the valuation of a contingent earnout liability.
The investment in our business transformation initiative includes internal resources deployed on the development and configuration of our new ERP system. In 2025, approximately $8 of employee costs were capitalized to Other assets as part of the application-development phase of the project, and we expect to begin amortizing the capitalized development costs when the ERP system is ready for its intended use.
We recorded restructuring costs of $6.2 in 2025 compared to $3.3 in 2024. See Note 21 to the consolidated financial statements for additional information.
International
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and interior architectural products that are marketed to corporate, government, education, healthcare and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

Statement of Operations Data — International	Year Ended
	February 28, 2025		February 23, 2024		February 24, 2023
Revenue	$700.8	100.0%	$739.8	100.0%	$796.4	100.0%
Cost of sales	500.9	71.5	524.3	70.9	588.6	73.9
Restructuring costs	4.6	0.6	2.2	0.3	—	—
Gross profit	195.3	27.9	213.3	28.8	207.8	26.1
Operating expenses	220.0	31.4	222.3	30.0	219.7	27.6
Restructuring costs	—	—	17.0	2.3	—	—
Operating loss	$(24.7)	(3.5)%	$(26.0)	(3.5)%	$(11.9)	(1.5)%

Organic Revenue Decline — International	Year Ended
	February 28, 2025	February 23, 2024
Prior year revenue	$739.8	$796.4
Divestitures	—	(10.5)
Currency translation effects	(2.6)	17.2
Prior year revenue, adjusted	737.2	803.1
Current year revenue	700.8	739.8
Impact of additional week*	(12.1)	—
Current year revenue, adjusted	688.7	739.8
Organic decline $	$(48.5)	$(63.3)
Organic decline %	(7)%	(8)%
_______________________________________
*2025 included 53 weeks of revenue.

Reconciliation of Operating Loss to Adjusted Operating Loss - International	Year Ended
	February 28, 2025		February 23, 2024		February 24, 2023
Operating loss	$(24.7)	(3.5)%	$(26.0)	(3.5)%	$(11.9)	(1.5)%
Amortization of purchased intangible assets	4.8	0.7	4.7	0.6	4.6	0.6
Restructuring costs	4.6	0.6	19.2	2.6	—	—
Gains on the sale of land, net of variable compensation impacts	2.8	0.4	0.1	—	0.7	0.3
Adjusted operating loss	$(12.5)	(1.8)%	$(2.0)	(0.3)%	$(6.6)	(0.6)%

The operating loss in International improved by $1.3 in 2025 compared to the prior year. The improvement was driven by $14.6 of lower restructuring costs, largely offset by the impacts of lower revenue. The adjusted operating loss of $12.5 in 2025 represented an increase of $10.5 compared to the adjusted operating loss of $2.0 in the prior year.
International revenue represented 22.1% of consolidated revenue in 2025. In 2025, revenue decreased by $39 or 5% compared to the prior year. In 2025, International revenue declined by approximately 5% due to lower volume and approximately 2% due to the impacts of lower pricing, partially offset by 2% growth from the additional week in the current year. The decline was driven by lower revenue in most major markets, partially offset by growth in India and Spain. On an organic basis, revenue declined $48.5 or 7% in 2025 compared to the prior year.
Cost of sales as a percentage of revenue increased by 60 basis points in 2025 compared to the prior year. The increase was driven by the impacts of lower revenue, partially offset by benefits from cost reduction initiatives, including savings from restructuring actions.
Operating expenses decreased by $2.3 in 2025, but increased by 140 basis points as a percentage of revenue, compared to the prior year. Operating expenses in 2025 compared to 2024 included:
•approximately $13 of lower spending,
•partially offset by approximately $4 of higher expenses related to the additional week in the current year.
Operating expenses in 2024 reflected a $4.8 benefit from a decrease in the valuation of a contingent earnout liability.
Restructuring costs decreased $14.6 in 2025 compared to the prior year. See Note 21 to the consolidated financial statements for additional information.

Non-GAAP Financial Measures
The non-GAAP financial measures used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are: (1) organic revenue growth (decline), (2) adjusted operating income (loss) and (3) adjusted earnings per share.
Organic Revenue Growth (Decline)
We define organic revenue growth (decline) as revenue growth (decline) excluding the impact of acquisitions and divestitures, foreign currency translation effects and the impact of the additional week in 2025. Organic revenue growth (decline) is calculated by (1) adjusting prior year revenue to include revenues of acquired companies prior to the date of the company's acquisition, to exclude revenues of divested companies and to use current year average exchange rates in the calculation of foreign-denominated revenue and (2) adjusting current year revenue to exclude the estimated revenues associated with the additional week in 2025. We believe organic revenue growth (decline) is a meaningful metric to investors as it provides a more consistent comparison of our revenue to prior periods as well as to industry peers.
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
◦Amortization of purchased intangible assets: We may record intangible assets (such as backlog, dealer relationships, trademarks, know-how and designs and proprietary technology) when we acquire companies. We allocate the fair value of purchase consideration to net tangible and intangible assets acquired based on their estimated fair values. The fair value estimates for these intangible assets require management to make significant estimates and assumptions, which include the useful lives of intangible assets. We believe that adjusting for amortization of purchased intangible assets provides a more consistent comparison of our operating performance to prior periods as well as to industry peers.
◦Restructuring costs (benefits): Restructuring costs (benefits) may be recorded as our business strategies change or in response to changing market trends and economic conditions. We believe that adjusting for restructuring costs (benefits), which are primarily associated with business exit and workforce reduction costs, provides a more consistent comparison of our operating performance to prior periods as well as to industry peers.
◦Gains (losses) on the sale of land, net of variable compensation impacts: We may sell land when conditions are favorable. Gains and losses on the sale of land may increase or decrease, respectively, our variable compensation expense. We believe adjusting for these items provides a more consistent comparison of our operating performance to prior periods as well as to industry peers. In 2025, we began adjusting for these items, as we realized a significant gain on the sale of land during the year, which had a significant impact on our variable compensation expense, and we have adjusted the prior periods presented for consistency and comparability.
◦Gains (losses) on pension plan settlements: We realize gains or losses previously reported as unrealized in Accumulated other comprehensive income (loss) in Other income (expense), net, in connection with pension plan settlements when all risks related to the benefit obligations to plan participants and plan assets are transferred. We believe adjusting for the gains or losses on pension plan settlements provides a more consistent comparison of our operating performance to prior periods as well as to industry peers.

Liquidity and Capital Resources
Liquidity
Cash and cash equivalents and short-term investments are available to fund day-to-day operations, including seasonal disbursements, particularly the annual payment of accrued variable compensation and retirement plan contributions in Q1 of each fiscal year. During normal business conditions, we target a range of $75 to $175 for cash and cash equivalents and short-term investments to fund operating requirements. In addition, we may carry additional liquidity for potential investments in strategic initiatives and as a cushion against economic volatility, and from time to time, we may allow our cash and cash equivalents and short-term investments to temporarily fall below our targeted range to fund acquisitions and other growth initiatives.

Liquidity Sources	February 28, 2025	February 23, 2024
Cash and cash equivalents	$346.3	$318.6
Short-term investments	41.6	—
Company-owned life insurance ("COLI")	170.4	166.9
Availability under credit facilities	323.7	321.8
Total liquidity sources available	$882.0	$807.3
As of February 28, 2025, we held a total of $387.9 in cash and cash equivalents and short-term investments. Of that total, 90% was located in the U.S. and the remaining 10%, or $38.5, was located outside of the U.S., primarily in China (including Hong Kong), India, Mexico and Malaysia. Our short-term investments are maintained in a managed investment portfolio in the U.S. and primarily consist of corporate debt securities, asset-backed securities and U.S. government debt securities.
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
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our consolidated statements of cash flows:

Cash Flow Data	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Net cash flow provided by (used in):
Operating activities	$148.5	$308.7	$89.4
Investing activities	(34.8)	6.1	(134.8)
Financing activities	(84.0)	(85.9)	(62.9)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.2)	(1.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	27.9	228.7	(109.8)
Cash, cash equivalents and restricted cash, beginning of period	325.9	97.2	207.0
Cash, cash equivalents and restricted cash, end of period	$353.8	$325.9	$97.2

Cash provided by operating activities

Cash Flow Data — Operating Activities	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Net income	$120.7	$81.1	$35.3
Depreciation and amortization	80.8	83.6	90.0
Restructuring costs	10.8	22.5	19.2
Gains on sales of fixed assets, net	(41.0)	(10.9)	(12.9)
Share-based compensation	24.5	26.0	21.8
Changes in accounts receivable, inventories and accounts payable	12.6	119.9	(71.0)
Cloud computing arrangements expenditures	(46.3)	(7.9)	—
Employee compensation liabilities	16.6	31.1	29.4
Other	(30.2)	(36.7)	(22.4)
Net cash provided by operating activities	$148.5	$308.7	$89.4
In 2025, we recorded $41.0 of gains on sales of fixed assets, net, which primarily related to the sale of land in the Americas, and we used $46.3 of cash for cloud computing arrangement expenditures related to the capitalized development costs of our new ERP system. Annual payments related to accrued variable compensation and retirement plan contributions totaled $122.4 in 2025 compared to $77.3 in the prior year. Working capital in the prior year reflected decreased levels of inventory related to supply chain improvements and a reduction in the number of days sales outstanding in accounts receivable.
Cash provided by (used in) investing activities

Cash Flow Data — Investing Activities	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Capital expenditures	$(47.1)	$(47.1)	$(59.1)
Proceeds from disposal of fixed assets	44.4	49.4	9.9
Purchases of short-term investments	(48.4)	—	—
Liquidations of short-term investments	7.5	—	—
Acquisition, net of cash acquired	—	—	(105.3)
Other	8.8	3.8	19.7
Net cash provided by (used in) investing activities	$(34.8)	$6.1	$(134.8)
Capital expenditures in 2025 primarily related to investments in manufacturing operations, information technology, customer-facing facilities and showrooms, and product development. In 2025, proceeds from the disposal of fixed assets primarily related to the sale of land in the Americas, and we also invested $41.0 in a managed investment portfolio, which consists of corporate debt securities, asset-backed securities and U.S. government debt securities. See Note 7 to the consolidated financial statements for additional information. In 2024, proceeds from the disposal of fixed assets primarily included $36.0 of proceeds from the sale of aircraft and other aviation assets and $12.5 from the sale of fixed assets and land.
Cash used in financing activities

Cash Flow Data — Financing Activities	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Dividends paid	$(47.6)	$(47.6)	$(57.3)
Common stock repurchases	(36.4)	(4.2)	(3.9)
Repayments on note payable	—	(32.2)	(2.7)
Other	—	(1.9)	1.0
Net cash used in financing activities	$(84.0)	$(85.9)	$(62.9)

The following table details dividends paid per common share during each quarter of 2025 and 2024:

Dividend Data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2025
Dividends declared and paid per common share	$0.100	$0.100	$0.100	$0.100	$0.400
2024
Dividends declared and paid per common share	$0.100	$0.100	$0.100	$0.100	$0.400
During 2025 and 2024, we made common stock repurchases of $36.4 and $4.2, respectively, all of which related to our Class A Common Stock. Those repurchases included $9.9 and $4.2 in 2025 and 2024, respectively, which were made to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
In 2024, we made a balloon payment of $31.8 for a note payable that matured during Q1 2024.
As of February 28, 2025, we had $79.9 of remaining availability under the share repurchase program approved by our Board of Directors in 2024.
Liquidity Facilities
Our total liquidity facilities as of February 28, 2025 were as follows:

Liquidity Facilities	February 28, 2025
Global committed bank facility	$300.0
Various uncommitted facilities	23.7
Available capacity	$323.7
We have a $300.0 global committed bank facility in effect through 2029. As of February 28, 2025, there were no borrowings outstanding under the facility, our ability to borrow under the facility was not limited, and we were in compliance with all covenants under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $4.0 and a total foreign currency borrowing capacity of up to $19.7 as of February 28, 2025. These credit facilities may be changed or canceled by the banks at any time. As of February 28, 2025, there were no borrowings outstanding under these uncommitted facilities.
Total consolidated debt as of February 28, 2025 was $447.1 which consists of term notes due in 2029 with an effective interest rate of 5.6%. The term notes are unsecured and contain no financial covenants.
See Note 13 to the consolidated financial statements for additional information.
Liquidity Outlook
As of February 28, 2025, our total liquidity, which is comprised of cash and cash equivalents, short-term investments and the net cash surrender value of COLI, aggregated to $558.3. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known and foreseeable liquidity needs, including our material cash requirements.

Material Cash Requirements
Our material committed cash requirements are as follows:
•Debt: We have no principal repayment obligations on our debt during 2026 through 2028 and $450.0 due in 2029. Interest obligations on our debt are estimated to be approximately $23 in each year until maturity. See Note 13 to the consolidated financial statements for additional information.
•Operating leases: We have commitments related to corporate offices, sales offices, showrooms, manufacturing and distribution facilities, vehicles and equipment under non-cancelable operating leases that expire at various dates through 2035. Minimum payments under our operating lease obligations are estimated to be $46.7 during 2025 and $126.3 thereafter. See Note 18 to the consolidated financial statements for additional information.
•Employee benefit and compensation obligations: We have obligations related to contributions and benefit payments expected to be made for post-retirement, pension and defined contribution plans and deferred compensation plans. Our obligations related to post-retirement benefit plans are not contractual, and the plans could be amended at the discretion of our Compensation Committee. Payments related to post-retirement and pension plans are estimated to be $6.9 during 2026 and $43.8 from 2027 through 2035. Our deferred compensation obligations are estimated to be $7.8 during 2026 and $44.2 thereafter. See Note 14 to the consolidated financial statements for additional information.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures and capitalizable costs for cloud computing arrangements related to the implementation of our new ERP system, which are expected to total approximately $80 in 2026. See Note 2 to the consolidated financial statements for additional information on our accounting policy related to cloud computing arrangements. In addition, we fund dividend payments as and when approved by our Board of Directors. On March 26, 2025, we announced a quarterly dividend on our common stock of $0.10 per share, or $11.5, to be paid in Q1 2026.
The amounts included above are as of February 28, 2025. Our material cash requirements are subject to fluctuation based on business requirements, economic volatility or investments in strategic initiatives. The amounts of these obligations could change materially over time as new contracts or obligations are initiated and existing contracts or obligations are terminated or modified.
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

Annually in Q4, or earlier if conditions indicate it is necessary, the carrying value of each reporting unit is compared to an estimate of its fair value. If the estimated fair value of the reporting unit is less than the carrying value, the difference is recorded as an impairment charge. Goodwill is assigned to and the fair value is tested at the reporting unit level. In 2025, we evaluated goodwill using nine reporting units: the Americas, EMEA, Asia Pacific, Designtex, AMQ, Smith System, Orangebox U.K., Viccarbe and HALCON.
During Q4 2025, we performed our annual impairment assessment of goodwill in our reporting units. In the test for potential impairment, we measured the estimated fair values of our reporting units under an income-based approach by using a discounted cash flow (“DCF”) valuation method. The DCF analysis calculated the present value of projected cash flows and a residual value using discount rates that ranged from 11% to 13%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows in measuring fair value. Assumptions used in our DCF valuations, such as discount rates, forecasted revenue growth rates, expected operating margins and estimated capital investment, are consistent with our internal projections as of the time of the assessment. These assumptions could change over time, which may result in future impairment charges. We corroborated the results of the DCF analysis with a market-based approach that used observable comparable company information to support the appropriateness of the fair value estimates. There were no impairment charges recorded for any reporting units in 2025. If we had concluded that it was appropriate to increase the discount rate in our analysis by 100 basis points to estimate the fair value of each reporting unit, the fair value of each of our reporting units would still have exceeded its carrying value.
As of February 28, 2025, we had remaining goodwill recorded on our Consolidated Balance Sheet as follows:

Reportable Segment	Goodwill
Americas	$265.1
International	8.4
Total	$273.5
As of the valuation date, the fair value of each reporting unit exceeded its carrying value by at least 30%. See Note 2 and Note 11 to the consolidated financial statements for additional information.
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
Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse. In evaluating our ability to recover deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence. These expectations require significant judgment and are developed using forecasts of future taxable income that are consistent with the internal plans and estimates we are using to manage the underlying business as of the time of the evaluation. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. A 1% change in statutory tax rates used to compute our deferred tax assets and liabilities would have increased or decreased our income tax expense in 2025 by approximately $6.3.

Future tax benefits are recognized to the extent that realization of these benefits is considered more likely than not. As of February 28, 2025, we recorded tax benefits from net operating loss carryforwards of $29.1. We also have recorded valuation allowances totaling $3.1 against these assets, which reduced our recorded tax benefit to $26.0. It is considered more likely than not that a $26.0 cash benefit will be realized on these carryforwards in future periods. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies will enable us to utilize the carryforwards. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance would be established or adjusted. A change in judgment regarding our expected ability to realize deferred tax assets would be accounted for as a discrete tax expense or benefit in the period in which it occurs.
Additionally, we have deferred tax assets related to tax credit carryforwards of $9.9 comprised primarily of U.S. foreign tax credits and investment tax credits granted by the Czech Republic. The U.S. foreign tax credit carryforward period is 10 years. Utilization of foreign tax credits is restricted to 21% of foreign source taxable income in that year. We have projected our pretax domestic earnings and foreign source income and expect to utilize $7.0 of excess foreign tax credits within the allowable carryforward periods. The carryforward period for the Czech Republic investment tax credits is also 10 years. We have projected our pretax earnings in the Czech Republic and expect to utilize the $2.9 of credits within the allowable carryover period. Valuation allowances are recorded to the extent realization of the tax credit carryforwards is not more likely than not.
See Note 16 to the consolidated financial statements for additional information.
Pension and Other Post-Retirement Benefits
We sponsor a number of domestic and foreign plans to provide pension, medical and life insurance benefits to retired employees. As of February 28, 2025 and February 23, 2024, the fair value of plan assets, benefit plan obligations and funded status of these plans were as follows:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 28, 2025	February 23, 2024	February 28, 2025	February 23, 2024
Fair value of plan assets	$0.3	$22.8	$—	$—
Benefit plan obligations	30.0	52.5	25.4	27.2
Funded status	$(29.7)	$(29.7)	$(25.4)	$(27.2)
The post-retirement medical and life insurance plans are unfunded. As of February 28, 2025, approximately 69% of our unfunded defined benefit pension obligations is related to our non-qualified supplemental retirement plan that is limited to a select group of management approved by the Compensation Committee of our Board of Directors. The post-retirement medical and life insurance plans were frozen to new participants in 2003. The non-qualified supplemental retirement plan was frozen to new participants in 2016, and the benefits were capped for existing participants. A portion of our investments in whole life and variable life COLI policies with a net cash surrender value of $170.4 as of February 28, 2025 are intended to be utilized as a long-term funding source for post-retirement medical benefits, deferred compensation and defined benefit pension plan obligations. The asset values of the COLI policies are not segregated in a trust specifically for the plans and thus are not considered plan assets. Changes in the values of these policies are recorded in operating expenses, but have no effect on the post-retirement benefits expense, defined benefit pension expense or benefit obligations recorded in the consolidated financial statements.
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

To conduct our annual review of discount rates, we perform a matching exercise of projected plan cash flows against spot rates on a yield curve comprised of high-quality corporate bonds as of the measurement date (the Ryan ALM Top Third curve). The measurement dates for our retiree benefit plans are consistent with the last day in February. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of February. In 2025, the weighted average discount rate used to determine the estimated fair value of our defined benefit pension plan obligations was decreased to 4.50% from 4.80%. The weighted average discount rate used to determine the estimated fair value of our post-retirement plan obligations was decreased to 5.23% from 5.46%.
Based on consolidated benefit obligations as of February 28, 2025, a one percentage point decline in the discount rate used for benefit plan measurement purposes would have changed the 2025 consolidated benefit obligations by approximately $4. All obligation-related actuarial gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
To conduct our annual review of healthcare cost trend rates, we model our actual claims cost data over a historical period, including an analysis of the pre-65 age group and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying healthcare cost inflation trends. Our initial healthcare cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. As of February 28, 2025, our initial medical rate of 6.50% for pre-age 65 retirees was trended downward by each year, until the ultimate trend rate of 4.50% was reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate healthcare cost premium. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.
Despite the previously described policies for selecting key actuarial assumptions, we periodically experience material differences between assumed and actual experience. Our consolidated net unamortized prior service costs and net actuarial gains of $4.4 and $12.0 related to our defined benefit pension plans and post-retirement plans, respectively, are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange rate risk primarily on sales and cost commitments, anticipated sales and purchases, assets and liabilities denominated in currencies other than the functional currency of the operating entity. We seek to manage our foreign exchange risk largely through operational means, including matching revenue with same-currency costs and assets with same-currency liabilities. We transacted business globally in 15 primary currencies in 2025 and 2024, of which the most significant were the U.S. dollar, the euro, the U.K. pound sterling, the Canadian dollar, the Indian rupee, the Mexican peso, the Chinese renminbi and the Malaysian ringgit. Revenue from foreign locations represented approximately 28% of our consolidated revenue in 2025 and approximately 29% in 2024. We actively manage the foreign currency exposures that are associated with committed foreign currency purchases and sales created in the normal course of business at the local entity level. Exposures that cannot be naturally offset within a local entity to an immaterial amount are often netted with offsetting exposures at other entities or hedged with foreign currency derivatives. We do not use foreign currency derivatives for trading or speculative purposes. Our results are affected by the strength of the currencies in countries where we manufacture or purchase goods relative to the strength of the currencies in countries where our products are sold.
We estimate that an additional 10% strengthening of the U.S. dollar against local currencies would have increased operating income by approximately $16.8 in 2025 and by approximately $16.5 in 2024. These estimates assume no changes other than the U.S. dollar exchange rate itself, and this quantitative measure has inherent limitations. The sensitivity analysis disregards the possibility that U.S. dollar and other exchange rates can move in opposite directions and that gains from one currency may or may not be offset by losses from another currency.
The translation of the assets and liabilities of our international subsidiaries is completed using the foreign currency exchange rates as of the end of the fiscal year. Translation adjustments are not included in determining net income but are included in Accumulated other comprehensive income (loss) within shareholders’ equity on the Consolidated Balance Sheets until a sale or substantially complete liquidation of the net investment in the international subsidiary takes place. In certain markets, we could recognize a significant gain or loss related to unrealized cumulative translation adjustments if we were to exit the market and liquidate our net investment. As of February 28, 2025 and February 23, 2024, the cumulative net currency translation adjustments reduced shareholders’ equity by $75.9 and $68.5, respectively.
Foreign currency exchange gains and losses reflect transaction gains and losses, which arise from monetary assets and liabilities denominated in currencies other than a business unit’s functional currency and are recorded in Other income (expense), net in the Consolidated Statements of Income. In 2025 and 2024, net foreign currency exchange losses were $2.0 and $1.0, respectively.
See Note 2 to the consolidated financial statements for additional information.
Interest Rate Risk
We are exposed to interest rate risk primarily on our cash and cash equivalents and short-term investments. Our cash equivalents are primarily held in money market funds invested in U.S. government debt securities. Our short-term investments are maintained in a managed investment portfolio in the U.S. and primarily consist of corporate debt securities, asset-backed securities and U.S. government debt securities.
We estimate a 1% increase in interest rates would have increased our net income by approximately $2 and $1 in 2025 and 2024, respectively, primarily as a result of higher interest income on our cash and cash equivalents and managed investment portfolio. However, this quantitative measure has inherent limitations since not all of our investments are in similar asset classes and our borrowings and investment balances can fluctuate throughout the year.
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
As a result of changes in commodity costs, cost of sales decreased by approximately $6 during 2025 and decreased by approximately $14 in 2024. The decrease in commodity costs during 2025 was driven primarily by higher inbound freight costs in the prior year and the decrease in 2024 was driven primarily by material commodities and fuel. We estimate that an additional 1% increase in commodity prices, assuming no offsetting benefit of price increases, would have decreased our operating income by approximately $12 in 2025 and by approximately $11 in 2024. This quantitative measure has inherent limitations given the likelihood of implementing pricing actions to offset significant increases in commodity prices.
Fixed Income and Equity Price Risk
We are exposed to fixed income and equity price risk primarily on the net cash surrender value associated with our investments in variable life COLI policies, which totaled $64.4 as of February 28, 2025. Our variable life COLI policies were allocated at approximately 60% fixed income and 40% equity investments as of February 28, 2025.
We estimate a 10% adverse change in the value of the equity portion of our variable life COLI investments would reduce our net income by approximately $3 in 2025 and 2024. However, given that a portion of the investments in COLI policies are intended to be utilized as a long-term funding source for deferred compensation obligations, and the related earnings associated with these obligations are driven by participant investment elections that often include equity market allocations, any adverse change in the equity portion of our variable life COLI investments may be partially offset by reductions in deferred compensation liabilities. We estimate that the risk of changes in the value of the variable life COLI investments due to other factors, including changes in interest rates, yield curve and portfolio duration, would not have a material impact on our results of operations or financial condition. This quantitative measure has inherent limitations since not all of our investments are in similar asset classes.
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
Management assessed the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our system of internal control over financial reporting was effective as of February 28, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our financial statements included in this annual report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Steelcase Inc. and subsidiaries (the “Company”) as of February 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 28, 2025, of the Company and our report dated April 18, 2025, expressed an unqualified opinion on those financial statements.
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
April 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Steelcase Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Steelcase Inc. and subsidiaries (the "Company") as of February 28, 2025 and February 23, 2024, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended February 28, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 23, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 28, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company measures the estimated fair values of the reporting units under an income-based approach by using a discounted cash flow valuation method, which requires management to make significant estimates and assumptions related to discount rates, forecasted revenue growth rates, and expected operating margins. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company corroborates the results determined using an income-based approach with a market-based approach that uses observable comparable company information to support the appropriateness of the fair value estimates. Based on the results of the Company’s annual goodwill impairment evaluation, the Company concluded that no goodwill impairment existed for the year ended February 28, 2025. The consolidated goodwill balance was $273.5 million as of February 28, 2025, of which $31.5 million was allocated to the AMQ Reporting Unit (“AMQ”).
We identified goodwill for AMQ as a critical audit matter because of the significant judgments made by management to estimate the fair value of AMQ given the sensitivity of operating changes on future cash flows for this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasted revenue growth rates, expected operating margins, and the selection of the discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to forecasted revenue growth rates, expected operating margins and the selection of the discount rate used by management to estimate the fair value of AMQ included the following, among others:
•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of AMQ, such as controls related to forecasted revenue growth rates, expected operating margins, and the selection of the discount rate.
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
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company's valuation methodology and assumptions, including the determination of the discount rate by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and performing a sensitivity analysis and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Grand Rapids, Michigan
April 18, 2025

We have served as the Company's auditor since 2009.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Revenue	$3,166.0	$3,159.6	$3,232.6
Cost of sales	2,109.1	2,142.8	2,310.7
Restructuring costs	10.4	4.4	2.5
Gross profit	1,046.5	1,012.4	919.4
Operating expenses	888.0	876.5	837.2
Restructuring costs	0.4	18.1	16.7
Operating income	158.1	117.8	65.5
Interest expense	(25.7)	(25.9)	(28.4)
Investment income	13.8	6.5	1.0
Other income (expense), net	(12.0)	8.7	13.5
Income before income tax expense	134.2	107.1	51.6
Income tax expense	13.5	26.0	16.3
Net income	$120.7	$81.1	$35.3
Earnings per share:
Basic	$1.02	$0.68	$0.30
Diluted	$1.02	$0.68	$0.30
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Net income	$120.7	$81.1	$35.3

Other comprehensive income (loss), gross:
Unrealized gain (loss) on investments	0.6	0.7	(0.5)
Pension and other post-retirement liability adjustments	11.8	(4.5)	5.5
Derivative amortization	1.3	1.3	1.3
Foreign currency translation adjustments	(7.4)	7.5	(26.6)
Total other comprehensive income (loss), gross	6.3	5.0	(20.3)

Other comprehensive income (loss), tax (expense) benefit:
Unrealized gain (loss) on investments	—	(0.2)	0.1
Pension and other post-retirement liability adjustments	(2.5)	1.1	(1.4)
Derivative amortization	(0.4)	(0.3)	(0.3)
Total other comprehensive income (loss), tax (expense) benefit	(2.9)	0.6	(1.6)

Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	0.6	0.5	(0.4)
Pension and other post-retirement liability adjustments	9.3	(3.4)	4.1
Derivative amortization	0.9	1.0	1.0
Foreign currency translation adjustments	(7.4)	7.5	(26.6)
Total other comprehensive income (loss), net	3.4	5.6	(21.9)
Comprehensive income	$124.1	$86.7	$13.4
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	February 28, 2025	February 23, 2024
ASSETS
Current assets:
Cash and cash equivalents	$346.3	$318.6
Short-term investments	41.6	—
Accounts receivable, net of allowance of $4.7 and $6.2	323.1	338.3
Inventories, net	245.7	231.0
Prepaid expenses	37.5	31.9
Other current assets	34.8	39.6
Total current assets	1,029.0	959.4
Property, plant and equipment, net of accumulated depreciation of $1,132.8 and $1,119.2	328.1	352.9
Company-owned life insurance ("COLI")	170.4	166.9
Deferred income taxes	166.8	115.8
Goodwill	273.5	274.8
Other intangible assets, net of accumulated amortization of $106.3 and $115.0	77.0	94.6
Investments in unconsolidated affiliates	53.3	55.7
Right-of-use operating lease assets	141.2	168.6
Other assets	91.1	48.0
Total assets	$2,330.4	$2,236.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$228.2	$211.3
Current operating lease obligations	39.7	45.1
Employee compensation	187.3	166.1
Employee benefit plan obligations	49.7	39.9
Accrued promotions	23.5	19.4
Customer deposits	43.0	44.8
Other current liabilities	97.7	80.5
Total current liabilities	669.1	607.1
Long-term liabilities:
Long-term debt	447.1	446.3
Employee benefit plan obligations	100.7	104.5
Long-term operating lease obligations	113.9	138.6
Other long-term liabilities	47.9	53.1
Total long-term liabilities	709.6	742.5
Total liabilities	1,378.7	1,349.6
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock-no par value; 475,000,000 shares authorized, 94,089,913 and 93,935,016 issued and outstanding	—	—
Class B common stock-no par value, convertible into Class A common stock on a one-for-one basis; 475,000,000 shares authorized, 19,643,520 and 20,292,356 issued and outstanding	—	—
Additional paid-in capital	29.3	41.2
Accumulated other comprehensive income (loss)	(63.5)	(66.9)
Retained earnings	985.9	912.8
Total shareholders’ equity	951.7	887.1
Total liabilities and shareholders’ equity	$2,330.4	$2,236.7
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in millions, except share and per share data)

	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Changes in common shares outstanding:
Common shares outstanding, beginning of period	114,227,372	112,988,721	112,109,294
Common stock issuances	76,477	131,013	109,090
Common stock repurchases	(2,872,396)	(514,993)	(352,700)
Performance and restricted stock units issued as common stock	2,301,980	1,622,631	1,123,037
Common shares outstanding, end of period	113,733,433	114,227,372	112,988,721

Changes in paid-in capital (1):
Paid-in capital, beginning of period	$41.2	$19.4	$1.5
Common stock issuances	1.0	1.1	1.0
Common stock repurchases	(36.4)	(4.2)	(3.9)
Performance and restricted stock units expense	23.5	24.9	20.8
Paid-in capital, end of period	29.3	41.2	19.4

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(66.9)	(72.5)	(50.6)
Other comprehensive income (loss)	3.4	5.6	(21.9)
Accumulated other comprehensive income (loss), end of period	(63.5)	(66.9)	(72.5)

Changes in retained earnings:
Retained earnings, beginning of period	912.8	879.3	901.3
Net income	120.7	81.1	35.3
Dividends paid	(47.6)	(47.6)	(57.3)
Retained earnings, end of period	985.9	912.8	879.3
Total shareholders' equity	$951.7	$887.1	$826.2
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.

See accompanying notes to the consolidated financial statements.

STEELCASE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
OPERATING ACTIVITIES
Net income	$120.7	$81.1	$35.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	80.8	83.6	90.0
Restructuring costs	10.8	22.5	19.2
Gains on sales of fixed assets, net	(41.0)	(10.9)	(12.9)
Deferred income taxes	(56.7)	2.1	(1.0)
Share-based compensation	24.5	26.0	21.8
Other	11.2	(17.1)	—
Changes in operating assets and liabilities, net of acquisitions and divestitures
Accounts receivable	11.8	21.7	(43.7)
Inventories	(16.3)	88.3	12.0
Cloud computing arrangements expenditures	(46.3)	(7.9)	—
Income taxes receivable	3.7	(6.2)	36.4
Other assets	(5.2)	0.4	(6.8)
Accounts payable	17.1	9.9	(39.3)
Employee compensation liabilities	16.6	31.1	29.4
Income taxes payable	19.6	(2.3)	(2.7)
Customer deposits	(1.4)	(4.1)	(24.9)
Accrued expenses and other liabilities	(1.4)	(9.5)	(23.4)
Net cash provided by operating activities	148.5	308.7	89.4
INVESTING ACTIVITIES
Capital expenditures	(47.1)	(47.1)	(59.1)
Proceeds from disposal of fixed assets	44.4	49.4	9.9
Purchases of short-term investments	(48.4)	—	—
Liquidations of short-term investments	7.5	—	—
Acquisition, net of cash acquired	—	—	(105.3)
Other	8.8	3.8	19.7
Net cash provided by (used in) investing activities	(34.8)	6.1	(134.8)
FINANCING ACTIVITIES
Dividends paid	(47.6)	(47.6)	(57.3)
Common stock repurchases	(36.4)	(4.2)	(3.9)
Borrowings on global committed bank facility	—	69.0	565.2
Repayments on global committed bank facility	—	(69.0)	(565.2)
Repayments on note payable	—	(32.2)	(2.7)
Other	—	(1.9)	1.0
Net cash used in financing activities	(84.0)	(85.9)	(62.9)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.2)	(1.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	27.9	228.7	(109.8)
Cash and cash equivalents and restricted cash, beginning of period (1)	325.9	97.2	207.0
Cash and cash equivalents and restricted cash, end of period (2)	$353.8	$325.9	$97.2
Supplemental Cash Flow Information:
Income taxes paid, net of refunds received	$47.2	$33.1	$(16.6)
Interest paid, net of amounts capitalized	$23.1	$24.0	$26.2
_______________________________________
(1)These amounts include restricted cash of $7.3, $6.8 and $6.1 as of February 23, 2024, February 24, 2023 and February 25, 2022, respectively.
(2)These amounts include restricted cash of $7.5, $7.3 and $6.8 as of February 28, 2025, February 23, 2024 and February 24, 2023, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims. The restricted cash balance is included as part of Other assets on the Consolidated Balance Sheets.
See accompanying notes to the consolidated financial statements.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF OPERATIONS
Steelcase is a global leader in furnishing the work experience in office workplaces. Founded in 1912, we are headquartered in Grand Rapids, Michigan, U.S.A. and employ approximately 11,300 employees. We operate manufacturing and distribution center facilities in 22 principal locations. We distribute products through various channels, including Steelcase independent and company-owned dealers in approximately 790 locations throughout the world. We operate under the Americas and International reportable segments. See Note 20 for additional information related to our reportable segments.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Steelcase Inc. and its subsidiaries. We consolidate entities in which we maintain a controlling interest. All intercompany transactions and balances have been eliminated in consolidation. We also consolidate variable interest entities when appropriate.
Investments in entities where our equity ownership falls between 20% and 50%, or where we otherwise have significant influence, are accounted for under the equity method of accounting. All other investments in unconsolidated affiliates are accounted for under the cost method of accounting. These investments are reported as Investments in unconsolidated affiliates on the Consolidated Balance Sheets, and income (losses) from equity method investments and any adjustments to cost method investments are reported in Other income (expense), net in the Consolidated Statements of Income. See Note 12 for additional information.
Fiscal Year
Our fiscal year ends on the last Friday in February, with each fiscal quarter typically including 13 weeks. The fiscal year ended February 28, 2025 contained 53 weeks, with Q4 2025 containing 14 weeks. The fiscal years ended February 23, 2024 and February 24, 2023 contained 52 weeks. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a month or specific date reference. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Cash and Cash Equivalents
Cash and cash equivalents include demand bank deposits and highly liquid investment securities with an original maturity of three months or less. Cash equivalents are reported at cost and approximate fair value. Outstanding checks in excess of funds on deposit are classified as Accounts payable on the Consolidated Balance Sheets. Our restricted cash balance as of February 28, 2025 and February 23, 2024 was $7.5 and $7.3, respectively, and consisted primarily of funds held in escrow for potential future workers’ compensation and product liability claims. Our restricted cash balance is classified in Other assets on the Consolidated Balance Sheets.

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
In Q3 2024, we entered the application-development phase of a multi-year, phased implementation of a new enterprise resource planning ("ERP") system which is expected to replace our current ERP system and various other supporting systems for operating and financial processes. As of February 28, 2025, we have capitalized $59.1 of costs related to development activities incurred in the implementation of the new ERP system. Capitalized costs associated with other cloud computing arrangements were immaterial as of February 28, 2025 and February 23, 2024.
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
In 2025 and 2024, we evaluated goodwill and intangible assets using nine reporting units: the Americas, EMEA, Asia Pacific, Designtex, AMQ, Smith System, Orangebox U.K., Viccarbe and HALCON. See Note 11 for additional information.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplier Finance Program
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
Below is a roll-forward of the supplier finance program obligations during 2025:

Roll-Forward of Outstanding Supplier Finance Program Obligations	Year Ended	Year Ended
	February 28, 2025	February 23, 2024
Balance as of beginning of period	$0.1	$0.5
Recognition of new obligations	5.1	8.0
Reductions for settled obligations	(4.6)	(8.4)
Balance as of end of period	$0.6	$0.1
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
Self-Insurance
We are self-insured for certain losses relating to domestic workers’ compensation and product liability claims. We purchase insurance coverage to reduce our exposure to significant levels of uncertainty for these claims. Self-insured losses are accrued based upon estimates of the aggregate liability for uninsured claims incurred as of the balance sheet date using current and historical claims experience and actuarial assumptions. These estimates are subject to uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, trends or changes in claim settlement patterns, insurance industry practices and legal interpretations. As a result, actual costs could differ from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Net Reserve for Estimated Domestic Workers' Compensation Claims	Year Ended
	February 28, 2025	February 23, 2024
Assets:
Long-term - Other assets	$1.6	$1.7
Liabilities:
Current - Other current liabilities	1.7	1.3
Long-term - Other long-term liabilities	4.2	5.2
	5.9	6.5
Net reserve	$4.3	$4.8
The Other assets balance represents the portion of claims expected to be paid by a third party insurance provider.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Reserve for Estimated Product Liability Claims	Year Ended
	February 28, 2025	February 23, 2024
Assets:
Long-term - Other assets	$0.2	$0.3
Liabilities:
Current - Other current liabilities	0.2	0.2
Long-term - Other long-term liabilities	0.8	1.0
	1.0	1.2
Net reserve	$0.8	$0.9
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
These estimates are subject to uncertainty due to a variety of factors, including changes in claim rates and patterns. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Accruals related to product warranties, recalls, retrofits and changes in claims experience or trends that impact our estimated product warranty liability are recorded to Cost of sales.

Roll-Forward of Accrued Liability for Product Warranties	Year Ended
	February 28, 2025	February 23, 2024
Balance as of beginning of period	$33.7	$28.6
Accruals related to product warranties, recalls and retrofits	23.3	28.5
Reductions for settlements	(24.4)	(23.5)
Currency translation adjustments	(0.1)	0.1
Balance as of end of period	$32.5	$33.7
Our reserve for estimated settlements expected to be paid beyond one year was $17.3 as of February 28, 2025 and February 23, 2024 and is included in Other long-term liabilities on the Consolidated Balance Sheets.
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

Environmental Contingencies	Year Ended
	February 28, 2025	February 23, 2024
Current - Other current liabilities	$1.8	$0.6
Long-term - Other long-term liabilities	3.1	2.3
Total environmental contingencies (discounted)	$4.9	$2.9
As of February 28, 2025 and February 23, 2024, environmental liabilities were discounted using a rate of 3.5% when the amount and timing of cash payments are fixed and reliably determinable, and our undiscounted liabilities were $4.9 and $3.1, respectively. Based on our ongoing evaluation of these matters, we believe we have accrued sufficient reserves to cover the costs of all known environmental assessments and the remediation costs of all known sites.
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
Research and Development Expenses
Research and development expenses, which we define as expenses related to the investigative activities we conduct to lead to the development of new products and to improve existing products and procedures, are expensed as incurred and were $50.4 for 2025, $48.2 for 2024 and $44.4 for 2023.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
We do not separate non-lease components of a contract from the lease components to which they relate for all classes of lease assets except for embedded leases, which were immaterial in 2025. See Note 18 for additional information.
Financial Instruments
The carrying amounts of our financial instruments, consisting of cash and cash equivalents, accounts and notes receivable, accounts payable and certain other liabilities, approximate their fair value due to their relatively short maturities. Our short-term investments, long-term investment, foreign exchange forward contracts and contingent earnout liability are measured at fair value on the Consolidated Balance Sheets. Our total debt is carried at cost and was $447.1 and $446.3 as of February 28, 2025 and February 23, 2024, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was approximately $432.8 and $423.0 as of February 28, 2025 and February 23, 2024, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements. See Note 7 and Note 13 for additional information.
We may use derivative financial instruments to manage exposures to movements in interest rates and foreign exchange rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.
We evaluate contractual obligations to transfer additional cash to the sellers of companies we acquire as either a compensation arrangement or contingent consideration. We evaluate these obligations based on the terms and duration of continuing employment of the sellers post-acquisition, the linkage to the underlying valuation of the acquired company and the obligations taken in the context of other contracts or agreements. Compensation arrangements are recorded in Operating expenses as services are rendered post-acquisition. Contingent consideration obligations are recorded at fair value as of the acquisition dates. At each subsequent reporting date, changes in the fair value of the liabilities are recorded to Operating expenses until the liabilities are settled. See Note 7 for additional information.
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
Foreign currency transaction gains and losses, net of derivative impacts, arising primarily from changes in exchange rates on foreign currency denominated intercompany loans and other intercompany transactions and balances between foreign locations, are recorded in Other income (expense), net in the Consolidated Statements of Income.

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
Assets and liabilities related to foreign exchange forward contracts as of February 28, 2025 and February 23, 2024 are summarized below:

Net Fair Value of Foreign Exchange Forward Contracts	February 28, 2025	February 23, 2024
Assets:
Current - Other current assets	$0.8	$0.7
Long-term - Other assets	—	0.1
Liabilities:
Current - Other current liabilities	(1.4)	(0.5)
Total net fair value of foreign exchange forward contracts (1)	$(0.6)	$0.3
________________________
(1)The notional amounts of the outstanding foreign exchange forward contracts were $90.7 as of February 28, 2025 and $94.0 as of February 23, 2024.
Net gains (losses) recognized from settled foreign exchange forward contracts in 2025, 2024 and 2023 are summarized below:

Gain (Loss) Recognized in Consolidated Statements of Income	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Cost of sales	$(2.2)	$3.4	$2.6
Operating expenses	(0.5)	0.9	0.6
Other income (expense), net	0.7	(0.5)	(1.1)
Total net gain (loss)	$(2.0)	$3.8	$2.1
The net gains or losses recognized from foreign exchange forward instruments in Other income (expense), net are largely offset by related foreign currency gains or losses on our intercompany loans and intercompany accounts payable.

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
Adoption of New Accounting Standards
In 2025, we adopted ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which is intended to improve disclosures related to significant segment expenses and the information used by the chief operating decision maker ("CODM") to assess segment performance and to allocate resources. We adopted this guidance on a retrospective basis, which modified our annual disclosures beginning in 2025 but did not have a material effect on our consolidated financial statements. See Note 20 to the consolidated financial statements for additional information.
Accounting Standards Issued But Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Subtopic 220-40) - Reporting Comprehensive Income - Expense Disaggregation Disclosures, which is intended to improve disclosures through disaggregation of certain commonly presented expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, which was clarified in ASU 2025-01. We expect the adoption of this guidance will modify our disclosures, but we do not expect it to have a material effect on our consolidated financial statements.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Americas
Desking, benching, systems and storage	$1,108.3	$1,059.4	$1,089.7
Seating	662.5	643.6	692.4
Other (1)	694.4	716.8	654.1
International
Desking, benching, systems and storage	232.6	255.6	262.5
Seating	272.0	261.8	290.0
Other (1)	196.2	222.4	243.9
	$3,166.0	$3,159.6	$3,232.6
_______________________________________
(1)The other product category data by segment consists primarily of third-party products, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.
Reportable geographic information is as follows:

Reportable Geographic Revenue	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
United States	$2,292.2	$2,249.0	$2,258.7
Foreign locations	873.8	910.6	973.9
	$3,166.0	$3,159.6	$3,232.6
No individual country in the International segment represented more than 5% of our consolidated revenue in 2025, 2024 or 2023.
No single customer represented more than 5% of our consolidated revenue in 2025, 2024 or 2023.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Consolidated Balance Sheets.
Below is a roll-forward of the Customer deposits balance during 2025 and 2024:

Roll-Forward of Contract Liability for Customer Deposits	Customer Deposits
Balance as of February 24, 2023	$50.8
Recognition of revenue related to beginning of year customer deposits	(48.3)
Customer deposits received, net of revenue recognized during the period	44.3
Other (1)	(2.0)
Balance as of February 23, 2024	$44.8
Recognition of revenue related to beginning of year customer deposits	(41.8)
Customer deposits received, net of revenue recognized during the period	40.0
Balance as of February 28, 2025	$43.0
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

Computation of Earnings Per Share	Year Ended February 28, 2025
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$120.7	117.9	118.9
Impact of participating securities	(4.0)	(3.9)	(3.9)
Amounts used in calculating earnings per share, excluding participating securities	$116.7	114.0	115.0

Earnings per share		$1.02	$1.02

Computation of Earnings Per Share	Year Ended February 23, 2024
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$81.1	118.6	119.1
Impact of participating securities	(3.1)	(4.6)	(4.6)
Amounts used in calculating earnings per share, excluding participating securities	$78.0	114.0	114.5

Earnings per share		$0.68	$0.68

Computation of Earnings Per Share	Year Ended February 24, 2023
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$35.3	117.1	117.5
Impact of participating securities	(1.3)	(4.3)	(4.3)
Amounts used in calculating earnings per share, excluding participating securities	$34.0	112.8	113.2

Earnings per share		$0.30	$0.30
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for 2025, 2024 and 2023.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) during 2025 and 2024:

	Unrealized gain (loss) on investment	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 24, 2023	$(0.1)	$9.3	$(5.7)	$(76.0)	$(72.5)
Other comprehensive income (loss) before reclassifications	0.5	(1.7)	—	7.5	6.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.7)	1.0	—	(0.7)
Net other comprehensive income (loss) during period	0.5	(3.4)	1.0	7.5	5.6
Balance as of February 23, 2024	$0.4	$5.9	$(4.7)	$(68.5)	$(66.9)
Other comprehensive income (loss) before reclassifications	0.6	(1.0)	—	(7.4)	(7.8)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	10.3	0.9	—	11.2
Net other comprehensive income (loss) during period	0.6	9.3	0.9	(7.4)	3.4
Balance as of February 28, 2025	$1.0	$15.2	$(3.8)	$(75.9)	$(63.5)
________________________
(1)Pension and other post-retirement liability adjustments include an $11.8 settlement charge, net of tax, related to the annuitization of our defined benefit pension plan in the U.K. See Note 14 to the consolidated financial statements for additional information.
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) during 2025 and 2024:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Consolidated Statements of Income
	Year Ended
	February 28, 2025	February 23, 2024
Amortization of pension and other post-retirement actuarial losses (gains) (1)	$12.4	$(2.3)	Other income (expense), net
Prior service cost	0.8	—	Other income (expense), net
Income tax expense (benefit) (1)	(2.9)	0.6	Income tax expense
	10.3	(1.7)

Derivative amortization	1.3	1.3	Interest expense
Income tax benefit	(0.4)	(0.3)	Income tax expense
	0.9	1.0

Total reclassifications	$11.2	$(0.7)
________________________
(1)Amortization of pension and other post-retirement actuarial losses (gains) includes a $15.2 non-cash pension settlement charge in Other income (expense), net and a $3.4 discrete tax benefit in Income tax expense related to the annuitization of our U.K. defined benefit pension plan. See Note 14 to the consolidated financial statements for additional information.

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
Assets and liabilities measured at fair value within our Consolidated Balance Sheets as of February 28, 2025 and February 23, 2024 are summarized below:

Fair Value of Financial Instruments	February 28, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$346.3	$—	$—	$346.3
Restricted cash	7.5	—	—	7.5
Managed investment portfolio and other investments
Corporate debt securities - domestic	—	18.0	—	18.0
Corporate debt securities - foreign	—	5.7	—	5.7
Asset-backed securities	—	8.6	—	8.6
U.S. government debt securities	9.3	—	—	9.3
Foreign exchange forward contracts	—	0.8	—	0.8
Auction rate security	—	—	2.8	2.8
	$363.1	$33.1	$2.8	$399.0
Liabilities:
Foreign exchange forward contracts	$—	$(1.4)	$—	$(1.4)
	$—	$(1.4)	$—	$(1.4)

Fair Value of Financial Instruments	February 23, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$318.6	$—	$—	$318.6
Restricted cash	7.3	—	—	7.3
Foreign exchange forward contracts	—	0.8	—	0.8
Auction rate security	—	—	2.8	2.8
	$325.9	$0.8	$2.8	$329.5
Liabilities:
Foreign exchange forward contracts	$—	$(0.5)	$—	$(0.5)
	$—	$(0.5)	$—	$(0.5)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Managed Investment Portfolio and Other Investments
Starting in 2025, we invested in a managed investment portfolio which consists of corporate debt securities, asset-backed securities and U.S. government debt securities. These investments are considered available-for-sale and are classified as Short-term investments on the Consolidated Balance Sheets. As of February 28, 2025, the fair value of our Short-term investments was $41.6. We have instructed our investment manager to operate under a mandate to keep the average duration of investments under two years. Fair values for these investments are based upon valuations for identical or similar instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of tax as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The cost basis for these investments, determined using the specific identification method, was $41.0 and unrealized gains were $0.6 as of February 28, 2025. Of our total short-term investments, $7.7 mature within one year and $33.9 mature after one year to five years.
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
Level 3 Fair Value Measurements
Below is a roll-forward of assets and liabilities measured at estimated fair value using Level 3 inputs during 2025 and 2024:

Roll-Forward of Fair Value Using Level 3 Inputs	Auction Rate Security - Other Assets	Contingent Consideration - Other Long-Term Liabilities
Balance as of February 24, 2023	$2.1	$9.5
Unrealized gain (loss) on investments	0.7	—
Change in estimated fair value	—	(9.5)
Balance as of February 23, 2024	$2.8	$—
Unrealized gain (loss) on investment	—	—
Change in estimated fair value	—	—
Balance as of February 28, 2025	$2.8	$—
There were no other-than-temporary impairments or transfers into or out of Level 3 during either 2025 or 2024. Our policy is to value any transfers between levels of the fair value hierarchy based on end of period fair values.
Auction Rate Security
As of February 28, 2025, we held an auction rate security (“ARS”) investment with a total par value of $3.2 and a fair value of $2.8. The difference between par value and fair value is comprised of other-than-temporary impairment losses recorded in previous fiscal years and unrealized gains on our ARS investment of $0.9 and $0.5, respectively. The unrealized gains are due to changes in interest rates and are expected to fluctuate over the contractual term of the investment. Unrealized gains and losses are recorded in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A deterioration in market conditions or the use of different assumptions could result in a different valuation of the investment. An increase to the discount rate of 100 basis points would reduce the estimated fair value of our ARS investment by approximately $0.3.
Contingent Consideration
In connection with the acquisition of Viccarbe Habitat, S.L ("Viccarbe") in Q3 2022, up to an additional $13.6 (or €13.0) was payable to the sellers based upon the achievement of certain revenue and operating income targets over a three-year period which ended in 2025. This amount was considered to be contingent consideration and was treated for accounting purposes as part of the total purchase price of the acquisition. We used the Monte Carlo simulation model to calculate the fair value of the contingent consideration as of the acquisition date, which represents a Level 3 measurement. At each subsequent reporting date, changes in the fair value of the liability are recorded to Operating expenses until the liability is settled. As of February 28, 2025 and February 23, 2024, the fair value of the contingent consideration was $0.0 based upon the results of the Viccarbe business over the earnout period.
8.INVENTORIES

Inventories, net	February 28, 2025	February 23, 2024
Raw materials and work-in-process	$166.8	$164.5
Finished goods	108.1	95.9
	274.9	260.4
Revaluation to LIFO	(29.2)	(29.4)
	$245.7	$231.0
The portion of inventories determined by the LIFO method aggregated to $118.2 and $111.7 as of February 28, 2025 and February 23, 2024, respectively.
9.PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment	Estimated Useful Lives (Years)	February 28, 2025	February 23, 2024
Land		$31.1	$33.8
Machinery and equipment	3 – 15	744.4	759.0
Buildings and improvements	10 – 40	414.9	413.4
Leasehold improvements	3 – 15	90.2	86.9
Capitalized software	3 – 10	82.5	83.3
Furniture and fixtures	5 – 8	68.1	65.5
Construction in progress		29.7	30.2
		1,460.9	1,472.1
Accumulated depreciation		(1,132.8)	(1,119.2)
		$328.1	$352.9
The majority of the net book value of our property, plant and equipment relates to machinery and equipment and buildings and improvements. As of February 28, 2025 and February 23, 2024, the net book value of our machinery and equipment totaled $132.4 and $141.6, respectively, and buildings and improvements totaled $86.8 and $92.1, respectively. Depreciation expense on property, plant and equipment was $63.3, $66.0 and $67.0 for 2025, 2024 and 2023, respectively. We recorded net gains on the sales of property, plant and equipment of $41.0, $10.9 and $12.9 for 2025, 2024 and 2023, respectively, which were included in Operating expenses in the Consolidated Statements of Income. The estimated cost to complete construction in progress was $32.6 and $32.2 as of February 28, 2025 and February 23, 2024, respectively.

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
The net returns in cash surrender value, normal insurance expenses and any maturity benefits related to our investments in COLI policies ("COLI income") are recorded in Operating expenses in the Consolidated Statements of Income. COLI income is intended to offset the expense associated with long-term benefit plan obligations which are also recorded in Operating expenses in the Consolidated Statements of Income. COLI income totaled $9.7, $10.5 and $0.8 in 2025, 2024 and 2023, respectively.
The balances of our COLI investments as of February 28, 2025 and February 23, 2024 were as follows:

Type	Ability to Choose Investments	Net Return	Target Asset Allocation as of February 28, 2025	Net Cash Surrender Value
				February 28, 2025	February 23, 2024
Whole life COLI policies	No ability	A rate of return set periodically by the insurance companies	Not applicable	$106.0	$106.9
Variable life COLI policies	Can allocate across a set of choices provided by the insurance companies	Fluctuates depending on performance of underlying investments	60% fixed income; 40% equity	64.4	60.0
				$170.4	$166.9

11.GOODWILL AND OTHER INTANGIBLE ASSETS
A summary of the changes in goodwill during 2025 and 2024, by reportable segment, is as follows:

Goodwill	Americas	International	Total
Balance as of February 24, 2023	$268.3	$8.5	$276.8
Goodwill on divestiture (1)	(2.5)	—	(2.5)
Currency translation adjustments	0.3	0.2	0.5
Goodwill	292.7	303.6	596.3
Accumulated impairment losses	(26.6)	(294.9)	(321.5)
Balance as of February 23, 2024	$266.1	$8.7	$274.8
Currency translation adjustments	(1.0)	(0.3)	(1.3)
Goodwill	291.7	303.3	595.0
Accumulated impairment losses	(26.6)	(294.9)	(321.5)
Balance as of February 28, 2025	$265.1	$8.4	$273.5
________________________
(1)In 2024, we sold a consolidated dealer, resulting in a decrease to goodwill in the Americas segment.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate goodwill for impairment annually in Q4, or earlier if there is a triggering event that indicates there may be a potential for impairment. See Note 2 for additional information. Based on the results of our annual impairment tests, we concluded that no goodwill impairment existed as of February 28, 2025 and February 23, 2024.
As of February 28, 2025 and February 23, 2024, other intangible assets and related accumulated amortization consisted of the following:

Other Intangible Assets	February 28, 2025				February 23, 2024
	Weighted Average Useful Life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization:
Dealer relationships	10.8	$84.7	$43.8	$40.9	$84.9	$36.0	$48.9
Trademarks (1)	9.7	53.3	33.8	19.5	60.5	35.9	24.6
Know-how/designs	9.0	35.7	19.9	15.8	35.8	15.9	19.9
Proprietary technology (1)	10.0	4.0	3.3	0.7	15.4	14.3	1.1
Other (1) (2)	5.5	5.5	5.5	—	12.9	12.9	—
		183.2	106.3	76.9	209.5	115.0	94.5
Intangible assets not subject to amortization:
Trademarks and other	n/a	0.1	—	0.1	0.1	—	0.1
		$183.3	$106.3	$77.0	$209.6	$115.0	$94.6
________________________
(1)In 2025, we wrote off certain fully amortized assets as they were no longer in use, resulting in a decrease of intangible assets in the Americas segment.
(2)In 2024, we sold a consolidated dealer, resulting in a decrease of intangible assets in the Americas
In 2025, 2024 and 2023, no intangible asset impairment charges were recorded. We recorded amortization expense on intangible assets subject to amortization of $17.4 in 2025, $17.2 in 2024 and $22.8 in 2023. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the following five years is as follows:

Fiscal Year Ending in February	Amount
2026	$17.1
2027	17.0
2028	13.8
2029	11.0
2030	7.5
$66.4
Future events, such as acquisitions, divestitures or impairments, may cause these amounts to vary.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We occasionally enter into joint ventures and other equity investments to expand or maintain our geographic presence, support our distribution network or invest in new business ventures, complementary products and services. Our investments in unconsolidated affiliates and related direct ownership interests are summarized below:

Investments in Unconsolidated Affiliates	February 28, 2025		February 23, 2024
	Investment Balance	Ownership Interest	Investment Balance	Ownership Interest
Equity method investments
Dealer relationships	$33.4	25%-40%	$36.1	25%-40%
Manufacturing joint venture	9.9	49%	9.6	49%
	43.3		45.7
Cost method investments
Dealer relationship	5.8	Less than 10%	5.8	Less than 10%
Other	4.2	Less than 10%	4.2	Less than 10%
	10.0		10.0
Total investments in unconsolidated affiliates	$53.3		$55.7
Our equity in earnings of unconsolidated affiliates is recorded in Other income (expense), net in the Consolidated Statements of Income and is summarized below:

Equity in Earnings of Unconsolidated Affiliates	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Dealer relationships	$7.6	$11.8	$9.7
Manufacturing joint venture	1.6	1.7	2.7
IDEO and other	—	—	0.1
Total equity in earnings of unconsolidated affiliates	$9.2	$13.5	$12.5
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the combined accounts of our equity method investments in unconsolidated affiliates:

Consolidated Balance Sheets	February 28, 2025	February 23, 2024
Total current assets	$219.8	$232.4
Total non-current assets	108.2	102.0
Total assets	$328.0	$334.4
Total current liabilities	157.0	152.7
Total long-term liabilities	29.3	44.4
Total liabilities	$186.3	$197.1

Statements of Income	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Revenue	$627.8	$710.1	$755.3
Gross profit	155.4	165.0	174.8
Income before income tax expense	31.6	28.3	39.0
Net income	29.7	26.5	37.5

Supplemental Information	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Dividends received from unconsolidated affiliates	$11.3	$9.6	$7.8
Sales to unconsolidated affiliates	265.6	247.7	259.5
Amount due from unconsolidated affiliates	26.8	19.6	22.5

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.LONG-TERM DEBT

Debt Obligations	Interest Rate as of February 28, 2025	Fiscal Year Maturity	February 28, 2025	February 23, 2024
U.S. dollar obligations:
Senior notes	5.125%	2029	$447.1	$446.3
Notes payable (1)		2024	—	—
Other committed bank facility (2)		2024	—	—
Long-term debt			$447.1	$446.3
____________________
(1)We made a balloon payment of $31.8, which repaid this note payable in 2024.
(2)This facility related to a consolidated dealer that we sold in 2024.
The annual maturity of long-term debt for each of the following five years is as follows:

Fiscal Year Ending in February	Amount
2026	$—
2027	—
2028	—
2029 (1)	450.0
2030	—
$450.0
____________________
(1)As of February 28, 2025, our senior notes due in 2029 have a principal balance of $450.0 and remaining unamortized bond discount and debt issuance costs of $2.9, which are being amortized on a straight-line basis over the remaining term of the notes.
Senior Notes
In 2019, we issued $450.0 of unsecured unsubordinated senior notes, due in January 2029 (“2029 Notes”). The 2029 Notes would rank equally with any other unsecured unsubordinated indebtedness, and they contain no financial covenants. The 2029 Notes were issued at 99.213% of par value. The bond discount of $3.5 and direct debt issuance costs of $4.0 were deferred and are being amortized over the life of the 2029 Notes. Although the coupon rate of the 2029 Notes is 5.125%, the effective interest rate is 5.6% after taking into account the impact of the direct debt issuance costs, a deferred loss on an interest rate lock related to the debt issuance and the bond discount. Amortization expense related to the discount and debt issuance costs on the 2029 Notes was $0.8 in 2025 and 2024.
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
As of February 28, 2025, there were no borrowings outstanding under the facility, our ability to borrow under the facility was not limited, and we were in compliance with all covenants under the facility. As of February 23, 2024, there were no borrowings outstanding under the facility, there were $0.1 in letters of credit reducing our availability and we were in compliance with all covenants under the facility.
Other Credit Facilities
As of February 28, 2025, we have unsecured uncommitted short-term credit facilities with various financial institutions with up to $4.0 of U.S. dollar obligations and up to $19.7 of foreign currency obligations available for working capital purposes. Interest rates are variable and determined at the time of borrowing. These credit facilities may be changed or canceled by the banks at any time. There were no borrowings on these facilities as of February 28, 2025 or February 23, 2024.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    EMPLOYEE BENEFIT PLAN OBLIGATIONS

Employee Benefit Plan Obligations (net)	February 28, 2025	February 23, 2024
Defined contribution retirement plans	$34.3	$27.1
Post-retirement medical benefits	25.4	27.2
Defined benefit pension plans	38.4	38.9
Deferred compensation plans and agreements	52.0	49.7
	$150.1	$142.9

Employee benefit plan assets
Long-term asset	$0.3	$1.5
	$0.3	$1.5

Employee benefit plan obligations
Current portion	$49.7	$39.9
Long-term portion	100.7	104.5
	$150.4	$144.4
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
Total expense under all defined contribution retirement plans was $44.6 for 2025, $38.4 for 2024 and $26.1 for 2023. We expect to fund approximately $46.4 related to our defined contribution plans in 2026, including funding related to our 2025 discretionary profit sharing contributions.
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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Defined Benefit Pension Plans
Our defined benefit pension plans include various qualified foreign retirement plans as well as domestic non-qualified supplemental retirement plans that are limited to a select group of management approved by the Compensation Committee. The benefit plan obligations for the non-qualified supplemental retirement plans are primarily related to the Steelcase Inc. Executive Supplemental Retirement Plan. This plan, which is unfunded, was frozen to new participants in 2016, and the benefits were capped for existing participants. In 2023, we entered into a contract with an insurer to annuitize our U.K. defined benefit pension plan, covering 100% of the membership in the plan. This agreement resulted in an exchange of plan assets for an annuity that covers our future projected benefit obligations. In 2025, all benefit obligations to the plan's participants were irrevocably transferred, which resulted in the accelerated recognition of actuarial losses from Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.
The funded status of our defined benefit pension plans (excluding our investments in COLI policies) is as follows:

Defined Benefit Pension Plan Obligations	February 28, 2025		February 23, 2024
	Qualified Plans	Non-qualified Supplemental Retirement Plans	Qualified Plans	Non-qualified Supplemental Retirement Plans
	Foreign		Foreign
Plan assets	$0.3	$—	$22.8	$—
Projected benefit plan obligations	9.5	20.5	30.7	21.8
Funded status	$(9.2)	$(20.5)	$(7.9)	$(21.8)
Long-term asset	0.3	—	1.5	—
Current liability	(0.4)	(3.8)	(0.3)	(3.3)
Long-term liability	(9.1)	(16.7)	(9.1)	(18.5)
Total benefit plan obligations	$(9.2)	$(20.5)	$(7.9)	$(21.8)
Accumulated benefit obligation	$6.9	$20.5	$28.1	$21.8

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Disclosures for Defined Benefit Pension and Post-Retirement Plans
The following tables summarize our defined benefit pension and post-retirement plans:

	Defined Benefit Pension Plans		Post-Retirement Plans
	February 28, 2025	February 23, 2024	February 28, 2025	February 23, 2024
Change in plan assets:
Fair value of plan assets, beginning of year	$22.8	$22.4	$—	$—
Actual return on plan assets	0.7	0.7	—	—
Employer contributions	2.0	4.5	3.6	2.9
Plan participants’ contributions	—	—	1.8	1.9
Settlements/Curtailments	(21.8)	—	—	—
Currency changes	0.3	1.1	—	—
Benefits paid	(3.7)	(5.9)	(5.4)	(4.8)
Fair value of plan assets, end of year	0.3	22.8	—	—

Change in benefit obligations:
Benefit plan obligations, beginning of year	52.5	53.9	27.2	27.5
Service cost	0.6	0.6	—	0.1
Interest cost	2.0	2.4	1.4	1.4
Net actuarial loss (gain) (1)	0.5	0.2	0.5	1.2
Plan participants’ contributions	—	—	1.8	1.9
Settlements/Curtailments	(21.8)	(0.7)	—	—
Currency changes	(0.1)	1.3	(0.1)	(0.1)
Special termination benefits	—	0.3	—	—
Benefits paid	(3.7)	(5.5)	(5.4)	(4.8)
Benefit plan obligations, end of year	30.0	52.5	25.4	27.2
Funded status	$(29.7)	$(29.7)	$(25.4)	$(27.2)

Amounts recognized on the Consolidated Balance Sheets:
Long-term asset	0.3	1.5	—	—
Current liability	(4.2)	(3.6)	(2.6)	(3.5)
Long-term liability	(25.8)	(27.6)	(22.8)	(23.7)
Net amount recognized	$(29.7)	$(29.7)	$(25.4)	$(27.2)

Amounts recognized in accumulated other comprehensive income (loss) —pretax:
Actuarial loss (gain)	$(4.4)	$9.1	$(12.0)	$(14.6)
Prior service cost	—	0.9	—	—
Total amounts recognized in accumulated other comprehensive income (loss) —pretax	$(4.4)	$10.0	$(12.0)	$(14.6)
_________________________
(1) In 2025 and 2024, the net actuarial loss (gain) includes amounts resulting from changes in actuarial assumptions utilized to calculate our benefit plan obligations such as weighted-average discount rates.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023	February 28, 2025	February 23, 2024	February 24, 2023
Components of expense:
Service cost	$0.6	$0.6	$0.7	$—	$0.1	$0.1
Interest cost	2.0	2.4	1.6	1.4	1.4	1.1
Amortization of net loss (gain)	—	0.2	0.2	(2.0)	(2.5)	(1.8)
Amortization of prior year service cost (credit)	—	—	0.5	—	—	—
Expected return on plan assets	(0.7)	(0.9)	(0.4)	—	—	—
Effect of settlement/curtailments	15.2	(0.3)	—	—	—	—
Effect of special termination benefits	—	0.3	—	—	—	—
Net expense (credit) recognized in Consolidated Statements of Income	17.1	2.3	2.6	(0.6)	(1.0)	(0.6)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) (pretax):
Net actuarial loss (gain)	0.5	0.4	(1.0)	0.5	1.2	(5.1)
Prior service cost	—	—	0.5	—	—	—
Amortization of gain (loss)	—	(0.2)	(0.2)	2.0	2.5	1.8
Amortization of prior year service cost (credit)	—	—	(0.5)	—	—	—
Losses recognized as part of the settlement/curtailments	(14.4)	—	—	—	—	—
Prior service cost recognized as a part of settlement/curtailments	(0.8)	—	—	—	—	—
Total recognized in other comprehensive income (loss)	(14.7)	0.2	(1.2)	2.5	3.7	(3.3)
Total recognized in net periodic benefit cost and other comprehensive income (loss) —pretax	$2.4	$2.5	$1.4	$1.9	$2.7	$(3.9)

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension and Other Post-Retirement Accumulated Other Comprehensive Income (Loss) Changes	Before Tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Balance as of February 24, 2023	$9.1	$0.2	$9.3
Net actuarial gain (loss) arising during period	(1.6)	0.4	(1.2)
Amortization of net actuarial (gain) loss included in net periodic pension cost	(2.3)	0.6	(1.7)
Net actuarial gain (loss) during period	(3.9)	1.0	(2.9)
Foreign currency translation adjustments	(0.6)	0.1	(0.5)
Current period change	(4.5)	1.1	(3.4)
Balance as of February 23, 2024	$4.6	$1.3	$5.9
Amortization of prior service cost (credit) included in net periodic pension cost	0.8	(0.2)	0.6
Net prior service (cost) credit during period	0.8	(0.2)	0.6
Net actuarial gain (loss) arising during period	(1.0)	0.2	(0.8)
Amortization of net actuarial (gain) loss included in net periodic pension cost	12.4	(2.7)	9.7
Net actuarial gain (loss) during period	11.4	(2.5)	8.9
Foreign currency translation adjustments	(0.4)	0.2	(0.2)
Current period change	11.8	(2.5)	9.3
Balance as of February 28, 2025	$16.4	$(1.2)	$15.2

Weighted-Average Assumptions	Pension Plans			Post-Retirement Plans
	Year Ended			Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023	February 28, 2025	February 23, 2024	February 24, 2023
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.50%	4.80%	4.80%	5.23%	5.46%	5.47%
Rate of salary progression	0.90%	0.50%	0.60%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.80%	4.80%	2.50%	5.46%	5.47%	3.38%
Expected return on plan assets	4.70%	4.20%	1.40%
Rate of salary progression	0.50%	0.60%	2.50%
The measurement dates for our retiree benefit plans are consistent with our fiscal year end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices at the end of each year. In evaluating the expected return on plan assets, we consider the expected long-term rate of return on plan assets based on the specific allocation of assets for each plan, an analysis of current market conditions and the views of leading financial advisors and economists, as applicable.
The assumed healthcare cost trend was 7.22% for pre-age 65 retirees as of February 28, 2025, gradually declining to 4.50% after eight years. As of February 23, 2024, the assumed healthcare cost trend was 6.83% for pre-age 65 retirees, gradually declining to 4.50% after seven years. Post-age 65 trend rates are not applicable as our plan provides a fixed subsidy for post-age 65 benefits.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan Assets
In 2023, we entered into a contract with an insurer to annuitize our U.K. defined benefit pension plan, covering 100% of the membership in the plan. This agreement, or "buy-in", resulted in an exchange of plan assets for an annuity that covered our future projected benefit obligations. The initial value of the asset associated with this contract was equal to the premium paid to the insurer to secure the insurance policy. The value of the asset was adjusted each reporting period for changes in financial assumptions, such as discount rates and inflation indices. The asset represented a Level 3 measurement as there were no observable inputs with the valuation of the contract.
In 2025, all benefit obligations to the plan's participants were irrevocably transferred, which resulted in the accelerated recognition of actuarial losses from Accumulated other comprehensive income (loss). We recorded a $15.2 non-cash pension settlement charge in Other income (expense), net and a $3.4 discrete tax benefit in Income tax expense. As of February 28, 2025, the plan assets comprise of cash only, which represents a Level 1 measurement.
Our pension plans’ weighted-average investment allocation strategies and weighted-average target asset allocations by asset category as of February 28, 2025 and February 23, 2024 are reflected in the following table:

Asset Category	February 28, 2025		February 23, 2024
	Actual Allocations	Target Allocations	Actual Allocations	Target Allocations
Buy-in contract	—%	—%	99%	100%
Other (1)	100	100	1	—
Total	100%	100%	100%	100%
________________________
(1)Represents cash and cash equivalents.
The fair value of the pension plan assets as of February 28, 2025 and February 23, 2024, by asset category are as follows:

Fair Value of Pension Plan Assets	February 28, 2025
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
	$0.3	$—	$—	$0.3

Fair Value of Pension Plan Assets	February 23, 2024
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$0.3	$—	$—	$0.3
Buy-in contract	—	—	22.5	22.5
	$0.3	$—	$22.5	$22.8

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below is a roll-forward of the pension plan assets measured at estimated fair value using Level 3 inputs during 2025 and 2024:

Roll-Forward of Fair Value Using Level 3 Inputs	Pension Plan Assets
Balance as of February 24, 2023	$21.9
Change in estimated fair value	(0.5)
Foreign currency gain	1.1
Balance as of February 23, 2024	$22.5
Change in estimated fair value	(1.0)
Settlement	(21.8)
Foreign currency gain	0.3
Balance as of February 28, 2025	$—
We expect to contribute approximately $4.2 to our pension plans and fund approximately $2.7 related to our post-retirement plans in 2026. The estimated future benefit payments under our pension and post-retirement plans are as follows:

Fiscal Year Ending in February	Pension Plans	Post-retirement Plans
2026	$4.2	$2.7
2027	3.3	2.6
2028	3.0	2.5
2029	2.9	2.4
2030	3.0	2.3
2031 - 2035	11.7	10.1
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
In 2019, the Fund asserted that SC Transport Inc.'s absence of hiring additional union employees over the past ten years constituted an adverse selection practice under the Fund and, if not remedied, would result in an assessment of a withdrawal liability. As a result of the Fund's assertion, SC Transport Inc. recorded an $11.2 charge related to its estimated future obligations under a withdrawal from the Fund to be paid out in installments over a period of up to 20 years. The withdrawal liability was discounted using a rate of 3.5%. The balance of the liability as of February 28, 2025 was $8.7.
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
Deferred compensation expense (gain), which represents annual participant earnings on amounts that have been deferred, and expense (gains) related to restoration retirement benefits, were $5.5 for 2025, $7.7 for 2024 and $(2.9) for 2023.

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

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchases and Conversions
The 2025 and 2024 activity for share repurchases is as follows (share data in millions):

Share Repurchases	Year ended
	February 28, 2025		February 23, 2024
	Total number of shares (1)	Price Paid	Total number of shares (2)	Price Paid
Class A Common Stock	2.9	$36.4	0.5	$4.2
Class B Common Stock	—	$—	—	$—
________________________
(1)0.8 million shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of the Steelcase Inc. Incentive Compensation Plan (the “Incentive Compensation Plan").
(2)All shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
During 2025 and 2024, 0.6 million and 0.1 million shares of our Class B Common Stock were converted to Class A Common Stock, respectively.
16.INCOME TAXES
Provision for Income Taxes
The provision for income taxes on income before income tax expense (benefit) consists of:

Provision for Income Tax Expense (Benefit)	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Current income tax expense:
Federal	$43.6	$6.6	$1.3
State and local	12.8	3.5	0.8
Foreign	13.9	14.9	14.9
	70.3	25.0	17.0
Deferred income tax expense (benefit):
Federal	(47.6)	(0.1)	(2.3)
State and local	(10.6)	(1.8)	1.4
Foreign	1.4	2.9	0.2
	(56.8)	1.0	(0.7)
Income tax expense	$13.5	$26.0	$16.3
Income taxes were based on the following sources of income before income tax expense (benefit):

Source of Income Before Income Tax Expense (Benefit)	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Domestic	$95.9	$42.3	$2.1
Foreign	38.3	64.8	49.5
	$134.2	$107.1	$51.6

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For income tax purposes, our domestic operations act as the global principal in our supply chain with routine income earned by our foreign operations for contract manufacturing and sales and distribution functions. The result is that our foreign operations earn consistent income, and our domestic operations earn the resulting variable residual income (loss).
The total income tax expense recognized is reconciled to that computed by applying the U.S. federal statutory tax rate of 21.0%, as follows:

Income Tax Provision Reconciliation	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Tax expense at the U.S. federal statutory rate	$28.2	$22.5	$10.8
State and local income taxes, net of federal tax effect	1.8	1.3	2.0
Foreign operations, less applicable foreign tax credits (1)	0.1	5.9	4.0
Contingent consideration (2)	—	(2.0)	0.9
Valuation allowance provisions and adjustments (3)	4.9	1.9	1.0
COLI income (4)	(2.0)	(2.2)	(0.4)
Foreign-derived intangible income ("FDII") deduction (5)	(8.6)	—	—
Changes under U.S Internal Revenue Code ("IRC") Section 987 (6)	(9.2)	—	—
Officer compensation limitation	2.6	1.9	1.0
Research tax credit	(3.8)	(3.5)	(2.9)
Other U.S. domestic tax credits	(0.3)	(0.3)	(0.3)
Stock compensation	(0.7)	0.4	0.4
Other	0.5	0.1	(0.2)
Total income tax expense recognized	$13.5	$26.0	$16.3
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
(3)The valuation allowance provisions and adjustments of our deferred tax assets are based on current year assessments of realizability, which are further detailed below.
(4)The increase in the cash surrender value of COLI policies, net of normal insurance expenses, plus maturity benefits are non-taxable.
(5)In 2025, we qualified for the U.S. FDII deduction due to increased foreign source sales recognized for tax purposes, which resulted in a temporary book-to-tax difference.
(6)Final regulations under IRC Section 987 were enacted in 2025 and resulted in the recognition of a deferred tax asset on the accumulated unrecognized foreign currency exchange losses of foreign branches using a functional currency other than the U.S. dollar.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Income Taxes
The significant components of deferred income taxes are as follows:

Deferred Income Taxes	February 28, 2025	February 23, 2024
Deferred income tax assets:
Employee benefit plan obligations and deferred compensation	$53.1	$51.9
Deferred revenue (1)	41.3	3.6
Operating lease obligations	35.9	47.6
Foreign and domestic net operating loss carryforwards	29.1	33.0
Capitalized research expenditures	28.1	23.9
Reserves and allowances	19.5	18.6
Accumulated foreign exchange losses under IRC Section 987	11.3	—
Tax credit carryforwards	9.9	12.7
Other, net	8.1	2.9
Total deferred income tax assets	236.3	194.2
Valuation allowances	(10.8)	(6.2)
Net deferred income tax assets	225.5	188.0
Deferred income tax liabilities:
Right-of-use operating lease assets	32.6	43.9
Property, plant and equipment	12.8	17.4
Intangible assets	18.6	18.1
Total deferred income tax liabilities	64.0	79.4
Net deferred income taxes	$161.5	$108.6
Net deferred income taxes is comprised of the following components:
Deferred income tax assets—non-current	166.8	115.8
Deferred income tax liabilities—non-current	5.3	7.2
________________________
(1)In 2025, we qualified for the U.S. FDII deduction due to increased foreign source sales recognized for tax purposes, which resulted in a temporary book-to-tax difference.
As of February 28, 2025, the valuation allowances of $10.8 related to foreign deferred tax assets. In updating our assessment of the realizability of deferred tax assets, we considered the following factors:
•recent financial performance, including cumulative losses where applicable,
•the predictability of future income during the relevant carryforward period,
•prudent and feasible tax planning strategies that could be implemented to utilize the deferred tax assets and
•the effect of reversing taxable temporary differences.
Based on our evaluation of these factors, particularly cumulative losses, we were unable to assert that it is more likely than not that the deferred tax assets related to a manufacturing facility in China and sales offices in Australia, China, Hong Kong, Mexico and Morocco would be realized as of February 28, 2025.
We have the ability to repatriate foreign subsidiary earnings to our U.S. parent without incurring additional U.S. federal income tax beyond foreign currency exchange impacts. We have recorded deferred income taxes related to withholding and other taxes where appropriate on earnings of subsidiaries not expected to be permanently reinvested. However, we have not recorded deferred taxes on any remaining historical outside basis differences in non-U.S. subsidiaries, as we continue to assert indefinite reinvestment of those basis differences.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes Payable or Receivable
Income taxes currently payable or receivable are reported on the Consolidated Balance Sheets as follows:

Income Taxes	February 28, 2025	February 23, 2024
Other current assets:
Income taxes receivable	$7.8	$11.5
Other current liabilities:
Income taxes payable	$22.3	$2.6
Net Operating Loss and Tax Credit Carryforwards
Operating loss and tax credit carryforwards expire as follows:

Fiscal Year Ending February	Net Operating Loss Carryforwards (Gross)			Net Operating Loss Carryforwards (Tax Effected)				Tax Credit Carryforwards
	Federal	State	International	Federal	State	International	Total
2026	$—	$—	$0.8	$—	$—	$0.2	$0.2	$—
2027-2045	0.7	5.2	11.0	0.1	0.4	2.7	3.2	9.9
No expiration	—	0.7	100.7	—	—	25.7	25.7	—
	$0.7	$5.9	$112.5	0.1	0.4	28.6	29.1	9.9
Valuation allowances				—	—	(3.1)	(3.1)	—
Net benefit				$0.1	$0.4	$25.5	$26.0	$9.9
Future tax benefits for net operating loss and tax credit carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. It is considered more likely than not that a benefit of $35.9 will be realized on these net operating loss and tax credit carryforwards. This determination is based on the expectation that related operations will be sufficiently profitable or various tax, business and other planning strategies available to us will enable utilization of the carryforwards. We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Valuation allowances are recorded to the extent realization of these carryforwards is not more likely than not.
Uncertain Tax Positions
We are subject to taxation in the U.S. and various states and foreign jurisdictions with varying statutes of limitation. Tax years that remain subject to examination by major tax jurisdictions include: the U.S. 2024 and 2025, Canada 2021 through 2025, France 2020 through 2025 and Germany 2015 through 2025. We adjust these reserves, as well as the related interest and penalties, in light of changing facts and circumstances.
We are audited by the U.S. Internal Revenue Service under the Compliance Assurance Process (“CAP”). Under CAP, the U.S. Internal Revenue Service works with large business taxpayers to identify and resolve issues prior to the filing of a tax return. Accordingly, we record minimal liabilities for U.S. federal uncertain tax positions.
We recognize interest and penalties associated with uncertain tax positions in income tax expense, and these amounts were not material in 2025, 2024 or 2023.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Balance as of beginning of period	$2.0	$2.0	$2.1
Gross increases—tax positions in prior period	0.3	—	—
Currency translation adjustment	(0.1)	—	(0.1)
Balance as of end of period	$2.2	$2.0	$2.0
We have taken tax positions in a non-U.S. jurisdiction that do not meet the more likely than not test required under the uncertain tax position accounting guidance. Since the tax positions have increased net operating loss carryforwards, the underlying deferred tax asset is shown net of a $2.2 liability for uncertain tax positions as of February 28, 2025. No other material amounts are recorded as a liability for uncertain tax positions, including interest and penalties, on the Consolidated Balance Sheets.
Unrecognized tax benefits of $2.2, if favorably resolved, would be recorded as an income tax benefit. We do not expect the amount of unrecognized tax benefits to significantly change due to expiring statutes or audit activity in the next twelve months.
17.SHARE-BASED COMPENSATION
The Incentive Compensation Plan provides for the issuance of share-based compensation awards to employees and members of our Board of Directors. As of February 28, 2025, there were 5,526,211 shares of Class A Common Stock authorized for future issuance under the Incentive Compensation Plan.
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
Share-based awards outstanding under the Incentive Compensation Plan as of February 28, 2025 are as follows:

Total Outstanding Awards	February 28, 2025
Performance units (1)	2,104,516
Restricted stock units	3,048,957
Total outstanding awards	5,153,473
________________________
(1)This amount represents the maximum number of shares that may be issued under outstanding performance unit awards; however, the actual number of shares which may be issued will be determined based on the satisfaction of certain conditions, and therefore may be significantly lower.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance Units
In 2025, we issued 465,300 performance units ("PSUs") to certain employees, which are earned over the period of 2025 through 2027 (the "2025 PSUs"). Of these PSUs, 372,240 are earned based on performance conditions, and 93,060 are earned based on a market condition. The performance conditions and market condition for these PSUs were established by the Compensation Committee in 2025, and thus the 2025 PSUs were considered granted in 2025.
In 2024 and 2023, we issued PSUs to certain employees which are earned over a three-year performance period based on performance conditions established annually by the Compensation Committee within the first three months of the applicable fiscal year, as follows:
•767,600 PSUs to be earned over the period of 2024 through 2026 (the "2024 PSUs") and
•428,700 PSUs to be earned over the period of 2023 through 2025 (the "2023 PSUs").
The number of PSUs earned under the 2024 PSUs and the 2023 PSUs are modified based on a market condition. When the performance conditions for a fiscal year are established for these PSUs, one-third of the PSUs issued are considered granted. Therefore, each of the three fiscal years within the performance period is considered an individual tranche of the award (referred to as "Tranche 1," "Tranche 2" and "Tranche 3," respectively). As of February 28, 2025, the 2024 PSUs and 2023 PSUs were considered granted as follows:
•In 2025, the performance conditions were established for Tranche 2 of the 2024 PSUs and Tranche 3 of the 2023 PSUs, and accordingly, such tranches were considered granted in 2025.
•In 2024, the performance conditions were established for Tranche 1 of the 2024 PSUs and Tranche 2 of the 2023 PSUs, and accordingly, such tranches were considered granted in 2024.
•In 2023, the performance conditions were established for Tranche 1 of the 2023 PSUs, and accordingly, such tranche was considered granted in 2023.
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
The expense for PSUs is determined as follows:
•For PSUs earned based on performance conditions only, the expense is determined based on the probability that the performance conditions will be met and the grant date fair value. The fair value is equal to the closing price of shares of our Class A Common Stock on the grant date.
•For PSUs earned based on a market condition only, the expense is determined based on the grant date fair value of the market condition. The fair value is calculated using the Monte Carlo simulation model.
•For PSUs earned based on performance conditions and modified based on a market condition, the expense is determined based on the probability that the performance conditions will be met and the grant date fair value of the market condition. The fair value is calculated using the Monte Carlo simulation model.
The Monte Carlo simulation model used the following assumptions:

	2025 PSUs	2024 PSUs		2023 PSUs
		Tranche 2	Tranche 1	Tranche 3	Tranche 2	Tranche 1
Risk-free interest rate (1)	4.7%	4.9%	3.7%	5.2%	4.0%	2.6%
Expected term	3 years	2 years	3 years	1 year	2 years	3 years
Estimated volatility (2)	38.5%	42.4%	44.1%	38.9%	37.8%	52.2%
________________________
(1)Based on the U.S. Government bond benchmark on the grant date.
(2)Represents the historical price volatility of our Class A Common Stock for the period prior to the grant date which is equivalent to the expected term of the tranche or award.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value per share of PSUs granted in 2025, 2024 and 2023 are as follows:

Grant Date Fair Value per PSU	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Weighted-average grant date fair value per share of PSUs granted	$13.27	$8.30	$11.13
The total PSU expense and associated tax benefit recorded in 2025, 2024 and 2023 are as follows:

Performance Units	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Expense	$10.1	$6.7	$3.2
Tax benefit	2.5	1.7	0.8
After completion of the performance period, the number of PSUs earned will be issued as shares of Class A Common Stock. Based on actual results, the 2023 PSUs were earned at 112.1% of the target level, as modified, and 456,578 shares of Class A Common Stock were issued to participants under such awards. The aggregate number of shares of Class A Common Stock that ultimately may be issued under PSUs that have been granted where the performance period has not been completed ranged from 0 to 2,104,516 shares as of February 28, 2025.
A dividend equivalent is calculated based on the actual number of PSUs earned at the end of the performance period equal to the dividends that would have been payable on the earned PSUs had they been held during the entire performance period as Class A Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of cash.
The 2025 PSU activity is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 23, 2024	1,299,988	$9.51
Granted	1,887,648	13.27
Vested	(456,578)	10.77
Forfeited	(105,600)	11.20
Performance adjustments (1)	(520,942)	12.17
Nonvested as of February 28, 2025	2,104,516	$11.84
________________________
(1)This amount represents the difference between the maximum number of shares that could have been issued for the 2023 PSUs and the number of shares actually earned based on final performance, as modified.
As of February 28, 2025, there was $4.1 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.7 years.
The total fair value of PSUs vested during 2025, 2024 and 2023 was $4.8, $4.9 and $2.1, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the date that the Compensation Committee certified the awards.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units
During 2025, we awarded 1,186,304 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse up to three years after the date of grant, at which time RSUs are issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period for awards that are considered retirement-eligible, the RSUs are expensed over the period ending on the date the participant becomes retirement-eligible. Typically, these awards will be forfeited if a participant leaves the company for reasons other than retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.
The weighted-average grant date fair value per share of RSUs granted in 2025, 2024 and 2023 are as follows:

Grant Date Fair Value per Share	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Weighted-average grant date fair value per share of RSUs granted	$12.32	$8.36	$10.63
The total RSU expense and associated tax benefit recorded in 2025, 2024 and 2023 are as follows:

Restricted Stock Units	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Expense	$13.4	$18.2	$17.6
Tax benefit	3.3	4.5	4.4
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid in the Consolidated Statements of Cash Flows. The 2025 RSU activity is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Share
Nonvested as of February 23, 2024	3,151,634	$9.59
Granted	1,186,304	12.32
Vested	(1,202,796)	11.64
Forfeited	(86,185)	9.58
Nonvested as of February 28, 2025	3,048,957	$9.85
As of February 28, 2025, there was $9.6 of remaining unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
The total fair value of RSUs vested was $14.8, $23.2 and $10.1 during 2025, 2024 and 2023, respectively. The fair value was determined based upon the closing price of shares of our Class A Common Stock on the dates the awards vested.
Unrestricted Share Grants
Under the Incentive Compensation Plan, unrestricted shares of our Class A Common Stock may be issued to members of our Board of Directors as compensation for director’s fees. We granted a total of 76,477, 131,013 and 109,090 unrestricted shares at a weighted average grant date fair value per share of $12.92, $8.53 and $9.67 during 2025, 2024 and 2023, respectively.

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
The components of lease expense are as follows:

	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Operating lease cost	$50.4	$53.9	$51.9
Sublease rental income	(5.1)	(2.4)	(2.2)
	$45.3	$51.5	$49.7
Supplemental cash flow and other information related to leases is as follows:

	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Cash flow information:
Operating cash flows used for operating leases	$53.3	$55.8	$53.1
Leased assets obtained in exchange for new operating lease obligations	$36.8	$20.9	$39.1
As of February 28, 2025 and February 23, 2024, the weighted-average remaining lease terms were 4.4 years and 4.8 years, respectively, and the weighted-average discount rates were 5.3% and 4.8%, respectively.
The following table summarizes the future minimum lease payments as of February 28, 2025:

Fiscal Year Ending in February	Amount (1)
2026	$46.7
2027	41.1
2028	31.8
2029	22.1
2030	17.7
Thereafter	13.6
Total lease payments	173.0
Less: Interest	(19.4)
Present value of lease liabilities	$153.6
_______________________________________
(1)Lease payments include options to extend lease terms that are reasonably certain of being exercised. The payments exclude legally binding minimum lease payments for leases signed but not yet commenced.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.ACQUISITIONS
HALCON
In 2023, we acquired HALCON, a Minnesota-based designer and manufacturer of precision-tailored wood furniture for the workplace. The transaction included the purchase of all the outstanding membership interests of HALCON for $127.5 less customer deposits of $24.3, plus an adjustment of $1.9 for working capital. The acquisition was funded using a combination of cash on-hand and borrowings under our global committed bank facility. An additional amount of $2.0 is also payable to a seller based upon continued employment over a three-year period, which is being expensed over the service period on a straight-line basis.
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
		$51.8

The fair values of the purchased intangible assets are being amortized on a straight-line basis over their useful lives. The following table summarizes the estimated future amortization expense for the next five years as of February 28, 2025:

Fiscal Year Ending in February	Amount
2026	$5.1
2027	5.0
2028	5.0
2029	5.0
2030	5.0
$25.1

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    REPORTABLE SEGMENTS
The operating segments regularly reviewed by our Chief Executive Officer in the capacity of CODM are (1) the Americas, (2) Europe, the Middle East and Africa ("EMEA") and (3) Asia Pacific. Asia Pacific serves customers in Australia, China, India, Japan, Korea and other countries in Southeast Asia. Our CODM compares budget to actual results and year-over-year variances for revenue, gross profit and operating income (loss) to evaluate the performance of the segments and make decisions regarding the allocation of resources. Total assets by segment include manufacturing and other assets associated with each segment.
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
The Americas segment serves customers in the U.S., Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, interior architectural, textile and surface imaging products that are marketed to corporate, government, education, healthcare and retail customers primarily through the Steelcase, AMQ, Coalesse, Designtex, HALCON, Orangebox, Smith System and Viccarbe brands.
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and interior architectural products that are marketed to corporate, government, education, healthcare and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles reportable segment financial data regularly provided to and reviewed by our CODM, including significant segment expenses, to consolidated Income before income tax expense:

Reportable Segment Data	Americas	International	Consolidated
2025
Revenue	$2,465.2	$700.8	$3,166.0
Cost of sales	1,608.2	500.9	2,109.1
Restructuring costs	5.8	4.6	10.4
Gross profit	851.2	195.3	1,046.5
Operating expenses	668.0	220.0	888.0
Restructuring costs	0.4	—	0.4
Operating income (loss)	182.8	(24.7)	158.1
Interest expense			(25.7)
Investment income			13.8
Other income (expense), net			(12.0)
Income before income tax expense			134.2
2024
Revenue	$2,419.8	$739.8	$3,159.6
Cost of sales	1,618.5	524.3	2,142.8
Restructuring costs	2.2	2.2	4.4
Gross profit	799.1	213.3	1,012.4
Operating expenses	654.2	222.3	876.5
Restructuring costs	1.1	17.0	18.1
Operating income (loss)	143.8	(26.0)	117.8
Interest expense			(25.9)
Investment income			6.5
Other income (expense), net			8.7
Income before income tax expense			$107.1
2023
Revenue	$2,436.2	$796.4	$3,232.6
Cost of sales	1,722.1	588.6	2,310.7
Restructuring costs	2.5	—	2.5
Gross profit	711.6	207.8	919.4
Operating expenses	617.5	219.7	837.2
Restructuring costs	16.7	—	16.7
Operating income (loss)	77.4	(11.9)	65.5
Interest expense			(28.4)
Investment income			1.0
Other income (expense), net			13.5
Income before income tax expense			51.6

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reportable Segment Data	Americas	International	Consolidated
2025
Total assets	1,848.0	482.4	2,330.4
Capital expenditures	34.0	13.1	47.1
Depreciation and amortization	57.6	23.2	80.8
2024
Total assets	1,705.5	531.2	2,236.7
Capital expenditures	34.1	13.0	47.1
Depreciation and amortization	58.5	25.1	83.6
2023
Total assets	1,631.2	571.6	2,202.8
Capital expenditures	41.9	17.2	59.1
Depreciation and amortization	64.6	25.4	90.0
The accounting policies of each of the reportable segments are the same as those described in Note 2.
Reportable geographic information is as follows:

Reportable Geographic Data	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Long-lived assets (1):
United States	$258.3	$318.0	$358.3
Foreign locations	211.0	203.5	216.5
	$469.3	$521.5	$574.8
_______________________________________
(1)Long-lived assets include property, plant and equipment and right-of-use operating lease assets.
No country other than the U.S. represented greater than 10% of our long-lived assets in 2025, 2024 or 2023.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21.    RESTRUCTURING ACTIVITIES
In Q3 2025, we initiated restructuring actions in response to a continued decline in order volume in Orangebox. These actions involve the voluntary and involuntary terminations of approximately 30 salaried roles in Orangebox. We expect to incur total restructuring costs of approximately $1 in the International segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred $1 of restructuring costs for these actions in 2025. These actions are substantially complete.
In Q3 2025, we initiated restructuring actions to enhance our long-term operational effectiveness in Asia Pacific. These actions involve the involuntary terminations of approximately 70 positions in Asia Pacific. We incurred $0.8 of restructuring costs in the International segment for these actions during 2025, consisting of cash severance payments and other separation-related benefits. These restructuring actions are complete.
In Q1 2025, we initiated restructuring actions to close a regional distribution center in EMEA. These actions involve the involuntary terminations of approximately 20 positions. We expect to incur restructuring costs of approximately $3 in the International segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $2.8 for these actions in 2025. These actions are substantially complete.
In Q1 2025, we initiated a series of restructuring actions to realign our operations organization to optimize efficiency in the Americas segment. These actions involve the voluntary and involuntary terminations of approximately 100 positions. We expect to incur restructuring costs of approximately $3 related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred $3 of restructuring costs for these actions in 2025. These actions are substantially complete.
In Q4 2024, we initiated restructuring actions to move a regional distribution center in the Americas segment. These actions involved the involuntary terminations of approximately 55 positions and the relocation of approximately 15 positions. We incurred $3.0 and $0.7 of restructuring costs during 2025 and 2024, respectively, for these actions consisting of cash severance payments, other separation-related benefits, and other related costs. These restructuring actions are complete.
In Q4 2024, we initiated a series of restructuring actions to enhance our long-term operational effectiveness in Asia Pacific. These actions involve the involuntary terminations of approximately 100 positions in Asia Pacific. We expect to incur total restructuring costs of approximately $4 in the International segment related to these actions, consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred $0.8 of restructuring costs for these actions in 2025. We previously recorded $2.5 related to employee termination costs and $0.4 related to the impairment of a right-of-use operating lease asset for these actions during 2024. These actions are substantially complete.
In Q3 2024, we initiated a series of restructuring actions to reallocate production of our product portfolio across our industrial footprint to take advantage of manufacturing centers of excellence. These actions involved the involuntary terminations of approximately 15 positions in the Americas segment. We incurred $0.2 and $1.1 of restructuring costs in the Americas segment for these actions during 2025 and 2024, respectively, consisting of cash severance payments, other separation-related benefits, and other related costs. These restructuring actions are complete.
In Q1 2024, we announced a series of restructuring actions in response to continued decline in order volume, persisting inflationary pressures, and decreasing plant utilization. These actions involved the involuntary terminations of approximately 40 to 50 salaried roles in EMEA, the elimination of approximately 240 positions in Asia Pacific, and the involuntary terminations of approximately 30 employees in the Americas in connection with the closing of our regional distribution center in Atlanta, Georgia. We expect to incur total restructuring costs of approximately $16 to $18 in the International segment and approximately $1 in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We recorded a net benefit of $0.8 in the International segment in 2025 due to a reduction in the expected costs for employee exits. We previously incurred restructuring costs of $16.3 in the International segment and $0.5 in the Americas segment for these actions during 2024. These actions are substantially complete.

STEELCASE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table details the changes in the restructuring reserve balance during 2025 and 2024:

	Workforce reductions	Business exit and related costs	Total
Balance as of February 24, 2023	$4.0	$—	$4.0
Additions	21.8	0.2	22.0
Payments	(13.4)	(0.2)	(13.6)
Adjustments	(0.1)	—	(0.1)
Balance as of February 23, 2024	$12.3	$—	$12.3
Additions	9.4	2.4	11.8
Payments	(17.2)	(2.4)	(19.6)
Adjustments	(1.6)	—	(1.6)
Balance as of February 28, 2025	$2.9	$—	$2.9
22.    UNAUDITED QUARTERLY RESULTS

Unaudited Quarterly Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2025
Revenue	$727.3	$855.8	$794.9	$788.0	$3,166.0
Gross profit	234.4	295.4	265.4	251.3	1,046.5
Operating income	17.6	90.0	41.0	9.5	158.1
Net income	10.9	63.1	19.1	27.6	120.7
Basic earnings per share	0.09	0.53	0.16	0.23	1.02
Diluted earnings per share	0.09	0.53	0.16	0.23	1.02
2024
Revenue	$751.9	$854.6	$777.9	$775.2	$3,159.6
Gross profit	234.6	283.4	252.3	242.1	1,012.4
Operating income	7.3	41.0	43.8	25.7	117.8
Net income	1.5	27.5	30.8	21.3	81.1
Basic earnings per share	0.01	0.23	0.26	0.18	0.68
Diluted earnings per share	0.01	0.23	0.26	0.18	0.68

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:
None.
Item 9A.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of February 28, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of February 28, 2025, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART III
Item 10.Directors, Executive Officers and Corporate Governance:
Certain information regarding executive officers required by this Item is set forth as a Supplementary Item at the end of Part I of this Report. Other information required by this Item is contained in Item 1: Business under the caption “Available Information” or will be contained in our 2025 Proxy Statement under the captions “Proposal 1 — Election of Directors,” “Committees of the Board of Directors” and “Other Corporate Governance Matters” and is incorporated into this Report by reference.
Item 11.Executive Compensation:
The information required by Item 11 will be contained in our 2025 Proxy Statement, under the captions “Committees of the Board of Directors,” “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation, Retirement Programs and Other Arrangements” and is incorporated into this Report by reference.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
The information required by Item 12 that is not listed below will be contained in our 2025 Proxy Statement, under the caption “Stock Ownership of Management and Certain Beneficial Owners,” and is incorporated into this Report by reference.
The following table shows information regarding securities authorized for issuance under equity compensation plans as of February 28, 2025:
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,153,473	(1)	n/a	(2)	5,526,211
Equity compensation plans not approved by security holders	—		n/a		—
Total	5,153,473		n/a		5,526,211
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
Item 13.Certain Relationships and Related Transactions, and Director Independence:
The information required by Item 13 will be contained in our 2025 Proxy Statement, under the captions “Director Independence” and “Related Person Transactions” and is incorporated into this Report by reference.
Item 14.Principal Accountant Fees and Services:
The information required by Item 14 will be contained in our 2025 Proxy Statement under the caption “Fees Paid to Principal Independent Auditor” and is incorporated into this Report by reference.

PART IV
Item 15.Exhibit and Financial Statement Schedules:
(a) Financial Statements and Schedules
The following documents are filed as part of this report:
1. Consolidated Financial Statements (Item 8)
•Management’s Report on Internal Control Over Financial Reporting
•Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
•Consolidated Statements of Income for the Years Ended February 28, 2025, February 23, 2024 and February 24, 2023
•Consolidated Statements of Comprehensive Income for the Years Ended February 28, 2025, February 23, 2024 and February 24, 2023
•Consolidated Balance Sheets as of February 28, 2025 and February 23, 2024
•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended February 28, 2025, February 23, 2024 and February 24, 2023
•Consolidated Statements of Cash Flows for the Years Ended February 28, 2025, February 23, 2024 and February 24, 2023
•Notes to the Consolidated Financial Statements
2. Financial Statement Schedules (S-1)
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

10.2**	Steelcase Inc. Restoration Retirement Plan (7)
10.3**	2015-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (8)
10.4**	2016-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (9)
10.5**	2017-1 Amendment to the Steelcase Inc. Restoration Retirement Plan (10)
10.6**	Steelcase Inc. Deferred Compensation Plan (11)
10.7**	2009-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (12)
10.8**	2013-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (13)
10.9**	2015-1 Amendment to the Steelcase Inc. Deferred Compensation Plan (14)
10.10**	Steelcase Inc. Non-Employee Director Deferred Compensation Plan, as amended and restated effective July 10, 2012 (15)
10.11**	Steelcase Inc. Executive Severance Plan (16)

Exhibit No.	Description
10.12**	2009-1 Amendment to the Steelcase Inc. Executive Severance Plan (17)
10.13**	2010-1 Amendment to the Steelcase Inc. Executive Severance Plan (18)
10.14**	2010-2 Amendment to the Steelcase Inc. Executive Severance Plan (19)
10.15**	Steelcase Inc. Executive Supplemental Retirement Plan, as amended and restated as of March 27, 2003 (20)
10.16**	2006-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (21)
10.17**	2006-2 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (22)
10.18**	2009-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (23)
10.19**	2012-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (24)
10.20**	2015-1 Amendment to the Steelcase Inc. Executive Supplemental Retirement Plan (25)
10.21**	Steelcase Inc. Management Incentive Plan, as amended and restated as of April 11, 2023 (26)
10.22**	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 10, 2024 (27)
10.23**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2023) (28)
10.24**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (Not Retirement Forfeitable) (FY 2023) (29)
10.25**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (Retirement Forfeitable) (FY 2023) (30)
10.26**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2024) (31)
10.27**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2024) (32)
10.28**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2025) (33)
10.29**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2025) (34)
10.30**	Steelcase Inc. Incentive Compensation Plan Form of Performance Units Agreement (FY 2026)
10.31**	Steelcase Inc. Incentive Compensation Plan Form of Restricted Stock Units Agreement (FY 2026)
10.32**	Summary of Steelcase Benefit Plan for Outside Directors, as updated January 15, 2020 (35)
10.33**	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated August 28, 2020 (36)
10.34**	Summary of Compensation for the Board of Directors of Steelcase Inc., as updated March 1, 2025
19.1	Steelcase Inc. Policy on Insider Trading
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1**	Steelcase Inc. Clawback Policy (37)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
(27)     Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 12, 2024 (commission file number 001-13873), and incorporated herein by reference.
(28)    Filed as Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2022, as filed with the Commission on April 15, 2022 (commission file number 001-13873), and incorporated herein by reference.
(29)    Filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2022, as filed with the Commission on April 15, 2022 (commission file number 001-13873), and incorporated herein by reference.
(30)    Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 25, 2022, as filed with the Commission on April 15, 2022 (commission file number 001-13873), and incorporated herein by reference.
(31)     Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2023, as filed with the Commission on April 14, 2023 (commission file number 001-13873), and incorporated herein by reference.
(32)     Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended February 24, 2023, as filed with the Commission on April 14, 2023 (commission file number 001-13873), and incorporated herein by reference.
(33)    Filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 2024, as filed with the Commission on April 12, 2024 (commission file number 001-13873), and incorporated herein by reference.
(34)    Filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 2024, as filed with the Commission on April 12, 2024 (commission file number 001-13873), and incorporated herein by reference.
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
(37)    Filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended February 23, 2024, as filed with the Commission on April 12, 2024 (commission file number 001-13873), and incorporated herein by reference.

(b) Exhibits
See Item 15(a)(3) above.
(c) Financial Statement Schedules
The response to this portion of Item 15 is submitted as a separate section of this Report. See Item 15(a)(2) above.
Item 16.Form 10-K Summary:
None.
SCHEDULE II
STEELCASE INC.
VALUATION AND QUALIFYING ACCOUNTS

Allowance for Losses on Accounts Receivable	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Balance as of beginning of period	$6.2	$6.5	$8.0
Additions:
Charged to costs and expenses	1.4	1.1	3.0
Deductions (1)	(2.8)	(1.5)	(4.3)
Other adjustments (2)	(0.1)	0.1	(0.2)
Balance as of end of period	$4.7	$6.2	$6.5

________________________
(1)Primarily represents changes in our estimated provision for bad debts and excess of accounts written off over recoveries.
(2)Primarily represents currency translation adjustments.

Reserve for Excess and Obsolete Inventory	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Balance as of beginning of period	$46.4	$41.2	$35.7
Additions:
Charged to costs and expenses	10.8	14.5	12.4
Deductions (1)	(12.7)	(9.3)	(7.7)
Other adjustments (2)	0.1	—	0.8
Balance as of end of period	$44.6	$46.4	$41.2

________________________
(1)Represents inventory dispositions and losses charged against inventory reserves.
(2)Includes an increase of $1.3 recognized to record inventory at fair value in our acquisition of Halcon in 2023 and currency translation adjustments.

Valuation Allowance for Deferred Income Tax Assets	Year Ended
	February 28, 2025	February 23, 2024	February 24, 2023
Balance as of beginning of period	$6.2	$4.3	$3.7
Additions:
Charged to costs and expenses	4.9	2.0	1.0
Other adjustments (1)	(0.3)	(0.1)	(0.4)
Balance as of end of period	$10.8	$6.2	$4.3
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
Date: April 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SARA E. ARMBRUSTER	President and Chief Executive Officer, Director (Principal Executive Officer)	April 18, 2025
Sara E. Armbruster

/s/ DAVID C. SYLVESTER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 18, 2025
David C. Sylvester

/s/ NICOLE C. MCGRATH	Vice President, Corporate Controller & Chief Accounting Officer (Principal Accounting Officer)	April 18, 2025
Nicole C. McGrath

/s/ TIMOTHY C. E. BROWN	Director	April 18, 2025
Timothy C. E. Brown

/s/ CONNIE K. DUCKWORTH	Director	April 18, 2025
Connie K. Duckworth

/s/ SANJAY GUPTA	Director	April 18, 2025
Sanjay Gupta

/s/ TODD P. KELSEY	Director	April 18, 2025
Todd P. Kelsey

/s/ JENNIFER C. NIEMANN	Director	April 18, 2025
Jennifer C. Niemann

/s/ ROBERT C. PEW III	Chair of the Board of Directors, Director	April 18, 2025
Robert C. Pew III

/s/ CATHY D. ROSS	Director	April 18, 2025
Cathy D. Ross

/s/ CATHERINE C. B. SCHMELTER	Director	April 18, 2025
Catherine C. B. Schmelter

/s/ LINDA K. WILLIAMS	Director	April 18, 2025
Linda K. Williams

S-1