Form 10-Q
period 2025-05-30
STEELCASE INC
filed 2025-06-27
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of June 24, 2025, Steelcase Inc. had 95,762,563 shares of Class A Common Stock and 18,945,438 shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED May 30, 2025 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended
	May 30, 2025	May 24, 2024
Revenue	$779.0	$727.3
Cost of sales	514.2	485.9
Restructuring costs	1.0	7.0
Gross profit	263.8	234.4
Operating expenses	230.1	217.5
Restructuring costs (benefits)	8.2	(0.7)
Operating income	25.5	17.6
Interest expense	(6.3)	(6.2)
Investment income	2.9	2.4
Other income (expense), net	(3.3)	0.3
Income before income tax expense	18.8	14.1
Income tax expense	5.2	3.2
Net income	$13.6	$10.9
Earnings per share:
Basic	$0.11	$0.09
Diluted	$0.11	$0.09
Dividends declared and paid per common share	$0.100	$0.100

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended
	May 30, 2025	May 24, 2024
Net income	$13.6	$10.9
Other comprehensive income (loss), net:
Unrealized gain (loss) on investments	(0.2)	0.1
Pension and other post-retirement liability adjustments	(0.1)	(0.4)
Derivative amortization	0.2	0.2
Foreign currency translation adjustments	21.6	0.4
Total other comprehensive income, net	21.5	0.3
Comprehensive income	$35.1	$11.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)

	(Unaudited)
	May 30, 2025	February 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$183.9	$346.3
Short-term investments	42.1	41.6
Accounts receivable, net of allowance of $5.6 and $4.7	340.1	323.1
Inventories, net	286.6	245.7
Prepaid expenses	43.4	37.5
Other current assets	42.6	34.8
Total current assets	938.7	1,029.0
Property, plant and equipment, net of accumulated depreciation of $1,163.7 and $1,132.8	337.0	328.1
Company-owned life insurance ("COLI")	165.5	170.4
Deferred income taxes	166.0	166.8
Goodwill	275.7	273.5
Other intangible assets, net of accumulated amortization of $113.3 and $106.3	74.1	77.0
Investments in unconsolidated affiliates	53.9	53.3
Right-of-use operating lease assets	142.4	141.2
Other assets	102.1	91.1
Total assets	$2,255.4	$2,330.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$241.5	$228.2
Current operating lease obligations	39.6	39.7
Employee compensation	89.8	187.3
Employee benefit plan obligations	25.3	49.7
Accrued promotions	24.7	23.5
Customer deposits	54.0	43.0
Other current liabilities	93.6	97.7
Total current liabilities	568.5	669.1
Long-term liabilities:
Long-term debt	447.3	447.1
Employee benefit plan obligations	93.0	100.7
Long-term operating lease obligations	115.0	113.9
Other long-term liabilities	48.9	47.9
Total long-term liabilities	704.2	709.6
Total liabilities	1,272.7	1,378.7
Shareholders’ equity:
Additional paid-in capital	37.4	29.3
Accumulated other comprehensive income (loss)	(42.0)	(63.5)
Retained earnings	987.3	985.9
Total shareholders’ equity	982.7	951.7
Total liabilities and shareholders’ equity	$2,255.4	$2,330.4

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended
	May 30, 2025	May 24, 2024
Changes in common shares outstanding:
Common shares outstanding, beginning of period	113,733,433	114,227,372
Common stock issuances	20,021	21,552
Common stock repurchases	(431,717)	(2,201,146)
Performance and restricted stock units issued as common stock	1,321,895	2,063,401
Common shares outstanding, end of period	114,643,632	114,111,179

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$29.3	$41.2
Common stock issuances	0.2	0.3
Common stock repurchases	(5.0)	(27.7)
Performance and restricted stock units expense	12.9	14.5
Additional paid-in capital, end of period	37.4	28.3

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(63.5)	(66.9)
Other comprehensive income, net	21.5	0.3
Accumulated other comprehensive income (loss), end of period	(42.0)	(66.6)

Changes in retained earnings:
Retained earnings, beginning of period	985.9	912.8
Net income	13.6	10.9
Dividends paid	(12.2)	(12.3)
Retained earnings, end of period	987.3	911.4
Total shareholders' equity	$982.7	$873.1
_______________________________________
(1)Shares of our Class A and Class B common stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Three Months Ended
	May 30, 2025	May 24, 2024
OPERATING ACTIVITIES
Net income	$13.6	$10.9
Depreciation and amortization	17.6	20.2
Share-based compensation	13.1	14.8
Restructuring costs	9.2	6.3
Other	1.9	(0.9)
Changes in operating assets and liabilities:
Accounts receivable	(10.1)	13.6
Inventories	(37.3)	(16.7)
Cloud computing arrangements expenditures	(10.7)	(10.9)
Other assets	(10.3)	(10.8)
Accounts payable	9.9	11.6
Employee compensation liabilities	(111.0)	(81.7)
Employee benefit obligations	(33.8)	(25.9)
Accrued expenses and other liabilities	6.8	10.4
Net cash used in operating activities	(141.1)	(59.1)
INVESTING ACTIVITIES
Capital expenditures	(14.0)	(12.1)
Purchases of short-term investments	(5.1)	(36.2)
Liquidations of short-term investments	4.6	0.5
Other	8.6	1.2
Net cash used in investing activities	(5.9)	(46.6)
FINANCING ACTIVITIES
Dividends paid	(12.2)	(12.3)
Common stock repurchases	(5.0)	(27.7)
Net cash used in financing activities	(17.2)	(40.0)
Effect of exchange rate changes on cash and cash equivalents	0.9	0.1
Net decrease in cash, cash equivalents and restricted cash	(163.3)	(145.6)
Cash and cash equivalents and restricted cash, beginning of period (1)	353.8	325.9
Cash and cash equivalents and restricted cash, end of period (2)	$190.5	$180.3
_______________________________________
(1)These amounts include restricted cash of $7.5 and $7.3 as of February 28, 2025 and February 23, 2024, respectively.
(2)These amounts include restricted cash of $6.6 and $7.1 as of May 30, 2025 and May 24, 2024, respectively.
Restricted cash primarily represents funds held in escrow for potential future workers’ compensation and product liability claims. The restricted cash balance is included as part of Other assets on the Condensed Consolidated Balance Sheets.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions in Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Results for interim periods should not be considered indicative of results to be expected for a full year. Reference should be made to the consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025 (“Form 10-K”). The Condensed Consolidated Balance Sheet as of February 28, 2025 was derived from the audited Consolidated Balance Sheet included in our Form 10-K.
As used in this Quarterly Report on Form 10-Q, unless otherwise expressly stated or the context otherwise requires, all references to “Steelcase,” “we,” “our,” “Company” and similar references are to Steelcase Inc. and its subsidiaries in which a controlling interest is maintained. Unless the context otherwise indicates, reference to a year relates to the fiscal year, ended in February of the year indicated, rather than a calendar year. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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
Adoption of New Accounting Standards
In 2025, we adopted ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which is intended to improve disclosures related to significant segment expenses and the information used by the chief operating decision maker ("CODM") to assess segment performance and to allocate resources. We adopted this guidance on a retrospective basis, which modified our annual disclosures beginning in 2025 and our interim disclosures beginning in 2026 but did not have a material effect on our consolidated financial statements. See Note 9 to the condensed consolidated financial statements for additional information.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which is intended to improve income tax disclosures, specifically related to additional detail required in the effective tax rate reconciliation and the disaggregation of income taxes paid. The guidance is effective for annual reporting periods beginning after December 15, 2024. We expect the adoption of this guidance will modify our disclosures, but we do not expect it to have a material effect on our consolidated financial statements.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended
	May 30, 2025	May 24, 2024
Americas
Desking, benching, systems and storage	$294.6	$255.5
Seating	159.1	144.6
Other (1)	149.9	154.3
International
Desking, benching, systems and storage	57.1	56.8
Seating	68.5	64.5
Other (1)	49.8	51.6
	$779.0	$727.3
_______________________________________
(1)The other product category data by segment consists primarily of third-party products, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended
	May 30, 2025	May 24, 2024
United States ("U.S.")	$560.4	$513.3
Foreign locations	218.6	214.0
	$779.0	$727.3
Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance for the three months ended May 30, 2025 are as follows:

Roll-Forward of Contract Liability for Customer Deposits	Customer Deposits
Balance as of February 28, 2025	$43.0
Recognition of revenue related to beginning of year customer deposits	(24.9)
Customer deposits received, net of revenue recognized during the period	35.9
Balance as of May 30, 2025	$54.0

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

Computation of Earnings Per Share	Three Months Ended May 30, 2025			Three Months Ended May 24, 2024
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$13.6	118.3	119.0	$10.9	118.4	119.1
Impact of participating securities	(0.4)	(3.8)	(3.8)	(0.3)	(3.6)	(3.6)
Amounts used in calculating earnings per share, excluding participating securities	$13.2	114.5	115.2	$10.6	114.8	115.5

Earnings per share		$0.11	$0.11		$0.09	$0.09
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the three months ended May 30, 2025 and May 24, 2024.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended May 30, 2025:

	Unrealized gain (loss) on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 28, 2025	$1.0	$15.2	$(3.8)	$(75.9)	$(63.5)
Other comprehensive income (loss) before reclassifications	(0.2)	0.3	—	21.6	21.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	0.2	—	(0.2)
Net other comprehensive income (loss) during the period	(0.2)	(0.1)	0.2	21.6	21.5
Balance as of May 30, 2025	$0.8	$15.1	$(3.6)	$(54.3)	$(42.0)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended May 30, 2025 and May 24, 2024:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended
	May 30, 2025	May 24, 2024
Amortization of pension and other post-retirement actuarial gains	$(0.5)	$(0.5)	Other income (expense), net
Income tax expense	0.1	0.1	Income tax expense
	(0.4)	(0.4)

Derivative amortization	0.3	0.3	Interest expense
Income tax benefit	(0.1)	(0.1)	Income tax expense
	0.2	0.2

Total reclassifications	$(0.2)	$(0.2)

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
Assets and liabilities measured at fair value within our Condensed Consolidated Balance Sheets as of May 30, 2025 and February 28, 2025 are summarized below:

Fair Value of Financial Instruments	May 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$183.9	$—	$—	$183.9
Restricted cash	6.6	—	—	6.6
Managed investment portfolio and other investments
Corporate debt securities - domestic	—	18.3	—	18.3
Corporate debt securities - foreign	—	5.7	—	5.7
Asset-backed securities	—	8.8	—	8.8
U.S. government debt securities	9.3	—	—	9.3
Foreign exchange forward contracts	—	2.8	—	2.8
Auction rate security	—	—	2.7	2.7
	$199.8	$35.6	$2.7	$238.1
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
	$—	$(0.3)	$—	$(0.3)

Fair Value of Financial Instruments	February 28, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$346.3	$—	$—	$346.3
Restricted cash	7.5	—	—	7.5
Managed investment portfolio and other investments
Corporate debt securities - domestic	—	18.0	—	18.0
Corporate debt securities - foreign	—	5.7	—	5.7
Asset-backed securities	—	8.6	—	8.6
U.S. government debt securities	9.3	—	—	9.3
Foreign exchange forward contracts	—	0.8	—	0.8
Auction rate security	—	—	2.8	2.8
	$363.1	$33.1	$2.8	$399.0
Liabilities:
Foreign exchange forward contracts	$—	$(1.4)	$—	$(1.4)
	$—	$(1.4)	$—	$(1.4)

Our managed investment portfolio consists of corporate debt securities, asset-backed securities and U.S. government debt securities. These investments are considered available-for-sale and are classified as Short-term investments on the Condensed Consolidated Balance Sheets. As of May 30, 2025, the fair value of our Short-term investments was $42.1. We have instructed our investment manager to operate under a mandate to keep the average duration of investments under two years. Fair values for these investments are based upon valuations for identical or similar instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of t

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ax as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. The cost basis for these investments, determined using the specific identification method, was $41.5 and unrealized gains were $0.6 as of May 30, 2025. Of our total short-term investments, $9.3 mature within one year and $32.8 mature after one year through five years.
We may use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.
Our total debt is carried at cost and was $447.3 and $447.1 as of May 30, 2025 and February 28, 2025, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $432.2 and $432.8 as of May 30, 2025 and February 28, 2025, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
7.INVENTORIES

Inventories, net	May 30, 2025	February 28, 2025
Raw materials and work-in-process	$189.9	$166.8
Finished goods	126.3	108.1
	316.2	274.9
Revaluation to LIFO	(29.6)	(29.2)
	$286.6	$245.7
The portion of inventories determined by the LIFO method aggregated to $136.3 and $118.2 as of May 30, 2025 and February 28, 2025, respectively.
8.     SHARE-BASED COMPENSATION
Performance Units
In Q1 2026 and Q1 2025, we issued performance units ("PSUs") to certain employees which are earned over a three-year performance period as follows:
•597,600 PSUs to be earned over the period of 2026 through 2028 (the "2026 PSUs"). Of these PSUs, 478,080 are earned based on performance conditions, and 119,520 are earned based on a market condition.
•465,300 PSUs to be earned over the period of 2025 through 2027 (the "2025 PSUs"). Of these PSUs, 372,240 are earned based on performance conditions, and 93,060 are earned based on a market condition.

The performance conditions and market condition for the 2026 PSUs and 2025 PSUs were established by the Compensation Committee in Q1 2026 and Q1 2025, respectively, and thus the 2026 PSUs and 2025 PSUs were considered granted in Q1 2026 and Q1 2025, respectively.

In Q1 2024, we issued 767,600 PSUs to certain employees which are earned over the period of 2024 through 2026 (the "2024 PSUs") based on performance conditions established annually by the Compensation Committee within the first three months of the applicable fiscal year. The number of PSUs earned under the 2024 PSUs are modified based on a market condition. When the performance conditions for a fiscal year are established for these PSUs, one-third of the PSUs issued are considered granted. Therefore, each of the three fiscal years within the performance period is considered an individual tranche of the award (referred to as "Tranche 1," "Tranche 2" and "Tranche 3," respectively). Tranche 3 of the 2024 PSUs were considered granted in Q1 2026, Tranche 2 of the 2024 PSUs were considered granted in Q1 2025, and Tranche 1 of the 2024 PSUs were considered granted in Q1 2024, in each case, when the performance conditions were established.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The Monte Carlo simulation was computed using the following assumptions:

	2026 PSUs	2025 PSUs	2024 PSUs
			Tranche 3	Tranche 2	Tranche 1
Risk-free interest rate (1)	3.8%	4.7%	4.0%	4.9%	3.7%
Expected term	3 years	3 years	1 year	2 years	3 years
Estimated volatility (2)	39.9%	38.5%	36.0%	42.4%	44.1%
_______________________________________
(1)Based on the U.S. Government bond benchmark on the grant date.
(2)Represents the historical price volatility of our Class A Common Stock for the period prior to the grant date which is equivalent to the expected term of the tranche or award.
The total PSU expense and associated tax benefit recorded for the three months ended May 30, 2025 and May 24, 2024 are as follows:

	Three Months Ended
Performance Units	May 30, 2025	May 24, 2024
Expense	$5.3	$7.5
Tax benefit	1.3	1.9
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
The PSU activity for the three months ended May 30, 2025 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2025	2,104,516	$11.84
Granted	1,782,164	11.59
Nonvested as of May 30, 2025	3,886,680	$11.80
As of May 30, 2025, there was $8.3 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.0 years.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Restricted Stock Units
During the three months ended May 30, 2025, we awarded 1,273,589 restricted stock units ("RSUs") to certain employees. RSUs have restrictions on transfer which lapse up to three years after the date of grant, at which time the RSUs are issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date the participant becomes retirement-eligible. Typically, these awards will be forfeited if a participant separates employment from the company for reasons other than termination without cause, retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.
The total RSU expense and associated tax benefit for the three months ended May 30, 2025 and May 24, 2024 are as follows:

	Three Months Ended
Restricted Stock Units	May 30, 2025	May 24, 2024
Expense	$7.6	$7.0
Tax benefit	1.9	1.7
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid in the Condensed Consolidated Statements of Cash Flows.
The RSU activity for the three months ended May 30, 2025 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2025	3,048,957	$9.85
Granted	1,273,589	10.21
Vested	(53,591)	9.89
Forfeited	(11,334)	9.66
Nonvested as of May 30, 2025	4,257,621	$9.95
As of May 30, 2025, there was $15.0 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average period of 2.0 years.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9.     REPORTABLE SEGMENTS
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
The following tables reconcile reportable segment financial data regularly provided to and reviewed by our CODM, including significant segment expenses, to consolidated Income before income tax expense and provide other segment data:

Reportable Segment Data	Three Months Ended May 30, 2025			Three Months Ended May 24, 2024
	Americas	International	Consolidated	Americas	International	Consolidated
Revenue	$603.6	$175.4	$779.0	$554.4	$172.9	$727.3
Cost of sales	390.7	123.5	514.2	364.9	121.0	485.9
Restructuring costs	1.0	—	1.0	4.1	2.9	7.0
Gross profit	211.9	51.9	263.8	185.4	49.0	234.4
Operating expenses	175.8	54.3	230.1	166.7	50.8	217.5
Restructuring costs (benefits)	8.1	0.1	8.2	0.2	(0.9)	(0.7)
Operating income (loss)	28.0	(2.5)	25.5	18.5	(0.9)	17.6
Interest expense			(6.3)			(6.2)
Investment income			2.9			2.4
Other income (expense), net			(3.3)			0.3
Income before income tax expense			$18.8			$14.1

Capital expenditures	$9.5	$4.5	$14.0	$9.5	$2.6	$12.1
Depreciation and amortization	13.2	4.4	17.6	14.3	5.9	20.2

Reportable Segment Data	May 30, 2025			February 28, 2025
	Americas	International	Consolidated	Americas	International	Consolidated
Total assets	$1,742.7	$512.7	$2,255.4	$1,848.0	$482.4	$2,330.4
Goodwill	266.7	9.0	275.7	265.1	8.4	273.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10.     RESTRUCTURING ACTIVITIES
In Q1 2026, we initiated restructuring actions in the Americas to prioritize investments in our strategic initiatives and growth areas. These actions involve the terminations of approximately 85 salaried employees. We expect to incur restructuring costs of approximately $10 to $12 in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $9.1 for these actions in Q1 2026. We expect these actions to be substantially complete by the end of 2026.
In Q1 2025, we initiated restructuring actions to close a regional distribution center in EMEA. These actions involve the terminations of approximately 20 employees. We expect to incur restructuring costs of approximately $3 in the International segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $2.8 for these actions in 2025. These actions are substantially complete.
In Q1 2024, we announced a series of restructuring actions in response to continued decline in order volume, persisting inflationary pressures, and decreasing plant utilization. These actions involved the terminations of approximately 40 to 50 salaried employees in EMEA, the elimination of approximately 240 positions in Asia Pacific, and the terminations of approximately 30 employees in the Americas in connection with the closing of our regional distribution center in Atlanta, Georgia. We expect to incur total restructuring costs of approximately $16 to $18 in the International segment and approximately $1 in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $0.1 in the International segment for these actions in Q1 2026. We recorded a net benefit of $0.8 in the International segment in 2025 due to a reduction in the expected costs for employee exits. We previously incurred restructuring costs of $16.3 in the International segment and $0.5 in the Americas segment for these actions prior to 2025. These actions are substantially complete.
The following table details the changes in the restructuring reserve balance for the three months ended May 30, 2025:

Roll-Forward of Restructuring Reserve	Workforce Reductions
Balance as of February 28, 2025	$2.9
Additions	9.3
Payments	(1.6)
Adjustments	0.1
Balance as of May 30, 2025	$10.7

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations:
This management’s discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 28, 2025. Reference to a year relates to the fiscal year, ended in February of the year indicated, rather than the calendar year, unless indicated by a specific date. Additionally, Q1, Q2, Q3 and Q4 reference the first, second, third and fourth quarter, respectively, of the fiscal year indicated. All amounts are in millions, except share and per share data, data presented as a percentage or as otherwise indicated.
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

Financial Summary

Our reportable segments consist of the Americas segment and the International segment. See Note 9 to the condensed consolidated financial statements for additional information.
Results of Operations

	Three Months Ended
Statement of Income Data	May 30, 2025		May 24, 2024
Revenue	$779.0	100.0%	$727.3	100.0%
Cost of sales	514.2	66.0	485.9	66.8
Restructuring costs	1.0	0.1	7.0	1.0
Gross profit	263.8	33.9	234.4	32.2
Operating expenses	230.1	29.5	217.5	29.9
Restructuring costs (benefits)	8.2	1.1	(0.7)	(0.1)
Operating income	25.5	3.3	17.6	2.4
Interest expense	(6.3)	(0.8)	(6.2)	(0.8)
Investment income	2.9	0.3	2.4	0.3
Other income (expense), net	(3.3)	(0.4)	0.3	—
Income before income tax expense	18.8	2.4	14.1	1.9
Income tax expense	5.2	0.7	3.2	0.4
Net income	$13.6	1.7%	$10.9	1.5%
Earnings per share:
Basic	$0.11		$0.09
Diluted	$0.11		$0.09

Q1 2026 Organic Revenue Growth (Decline)	Americas	International	Consolidated
Q1 2025 revenue	$554.4	$172.9	$727.3
Currency translation effects	(0.9)	3.4	2.5
Q1 2025 revenue, adjusted	553.5	176.3	729.8
Q1 2026 revenue	603.6	175.4	779.0
Organic growth (decline) $	$50.1	$(0.9)	$49.2
Organic growth (decline) %	9%	(1)%	7%

Adjusted Operating Income	Three Months Ended
	May 30, 2025		May 24, 2024
Operating income	$25.5	3.3%	$17.6	2.4%
Amortization of purchased intangible assets	4.3	0.5	4.3	0.6
Restructuring costs	9.2	1.2	6.3	0.9
Adjusted operating income	$39.0	5.0%	$28.2	3.9%

Adjusted Earnings Per Share	Three Months Ended
	May 30, 2025	May 24, 2024
Earnings per share - diluted	$0.11	$0.09
Amortization of purchased intangible assets, per share	0.04	0.04
Income tax effect of amortization of purchased intangible assets, per share	(0.01)	(0.01)
Restructuring costs, per share	0.08	0.05
Income tax effect of restructuring costs, per share	(0.02)	(0.01)
Adjusted earnings per share - diluted	$0.20	$0.16
Overview
We began Q1 2026 with an order backlog that was approximately 11% higher than the prior year, which drove higher revenue and operating income compared to the prior year. During Q1 2026, we realized savings from our restructuring actions completed in 2025 and ongoing cost reduction initiatives which substantially offset the impacts of higher tariff costs, net of pricing benefits in the Americas. Orders in Q1 2026 declined modestly compared to the prior year driven by significant declines from education and government customers in the Americas, which were impacted by changes in federal funding policies, and from small-to-midsize businesses in France and Germany, which were negatively impacted by macroeconomic factors. Those declines were substantially offset by order growth in the remaining areas of our business.
In Q1 2026, we initiated restructuring actions in the Americas targeting approximately $20 in annualized spending to prioritize investments in our strategic initiatives and growth areas. We also recently initiated procedures with applicable unions and works councils in Europe as part of actions which are targeted to further reduce our cost structure in response to weak macroeconomic factors and lower demand in Germany and France and to improve profitability in our International segment.
We recorded net income of $13.6 and earnings per share of $0.11 in Q1 2026 compared to net income of $10.9 and earnings per share of $0.09 in the prior year. Operating income of $25.5 in Q1 2026 represented an increase of $7.9 compared to operating income of $17.6 in the prior year. The increase was driven by the benefits of higher volume, partially offset by higher operating expenses. We reported adjusted operating income of $39.0 and adjusted earnings per share of $0.20 in Q1 2026 compared to adjusted operating income of $28.2 and adjusted earnings per share of $0.16 in the prior year.
Revenue of $779.0 in Q1 2026 represented an increase of $51.7 or 7% compared to the prior year. Revenue increased by 9% in the Americas and 1% in International. The Americas was driven by a higher beginning order backlog compared to the prior year, and International included $3.4 of favorable currency translation effects. On an organic basis, revenue in Q1 2026 represented growth of 7% compared to the prior year, with 9% growth in the Americas and a 1% decline in International.
Cost of sales as a percentage of revenue improved by 80 basis points in Q1 2026 compared to the prior year. Cost of sales as a percentage of revenue improved by 110 basis points in the Americas but increased by 40 basis points in International. The improvement in the Americas was driven by the benefits of higher volume and cost reduction initiatives, which were partially offset by approximately $7 of higher tariff costs, net of pricing benefits.
Operating expenses increased by $12.6 in Q1 2026, but decreased by 40 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q1 2026 included:
•$7.2 of higher employee costs,
•$5.1 of higher variable compensation expense and
•approximately $2 of unfavorable currency translation effects.
The investment in our business transformation initiative includes internal resources deployed on the development and configuration of our new enterprise resource planning ("ERP") system. Approximately $4 of employee costs were capitalized to Other assets as part of the application-development phase of the project in Q1 2026 and Q1 2025. We will begin amortizing the capitalized development costs when the ERP system is ready for its intended use.
We recorded restructuring costs of $9.2 in Q1 2026 and $6.3 in Q1 2025. See Note 10 to the condensed consolidated financial statements for additional information.
Our Q1 2026 effective tax rate was 27.7%, which included $0.6 of discrete tax expenses, compared to a Q1 2025 effective tax rate of 22.7%, which included $0.5 of discrete tax benefits.
Interest Expense, Investment Income and Other Income (Expense), Net

	Three Months Ended
Interest Expense, Investment Income and Other Income (Expense), Net	May 30, 2025	May 24, 2024
Interest expense	$(6.3)	$(6.2)
Investment income	2.9	2.4
Other income (expense), net:
Equity in income of unconsolidated affiliates	0.7	1.5
Foreign exchange gains (losses)	(3.5)	(0.5)
Net periodic pension and post-retirement expense, excluding service cost	(0.1)	(0.2)
Miscellaneous income (expense), net	(0.4)	(0.5)
Total other income (expense), net	(3.3)	0.3
Total interest expense, investment income and other income (expense), net	$(6.7)	$(3.5)
Business Segments
See Note 9 to the condensed consolidated financial statements for additional information regarding our business segments.
Americas
The Americas segment serves customers in the United States ("U.S."), Canada, the Caribbean Islands and Latin America with a comprehensive portfolio of furniture, interior architectural, textile and surface imaging products that are marketed to corporate, government, education, healthcare and retail customers primarily through the Steelcase, AMQ, Coalesse, Designtex, HALCON, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended
Statement of Income Data — Americas	May 30, 2025		May 24, 2024
Revenue	$603.6	100.0%	$554.4	100.0%
Cost of sales	390.7	64.7	364.9	65.8
Restructuring costs	1.0	0.2	4.1	0.8
Gross profit	211.9	35.1	185.4	33.4
Operating expenses	175.8	29.1	166.7	30.1
Restructuring costs	8.1	1.4	0.2	—
Operating income	$28.0	4.6%	$18.5	3.3%

Adjusted Operating Income — Americas	Three Months Ended
	May 30, 2025		May 24, 2024
Operating income	$28.0	4.6%	$18.5	3.3%
Amortization of purchased intangible assets	3.1	0.5	3.1	0.6
Restructuring costs	9.1	1.6	4.3	0.8
Adjusted operating income	$40.2	6.7%	$25.9	4.7%
Operating income in the Americas increased by $9.5 in Q1 2026 compared to the prior year. The increase was driven by higher volume, partially offset by higher operating expenses and higher restructuring costs. Adjusted operating income of $40.2 in Q1 2026 represented an improvement of $14.3 compared to the prior year.
The Americas revenue represented 77.5% of consolidated revenue in Q1 2026. In Q1 2026, revenue increased by $49.2 or 9% compared to the prior year, which benefited from approximately 13% of higher beginning order backlog and included strong growth from large corporate, government and healthcare customers. On an organic basis, revenue increased by $50.1 or 9% in Q1 2026 compared to the prior year.
Cost of sales as a percentage of revenue improved by 110 basis points in Q1 2026 compared to the prior year. The improvement was driven by the benefits of higher volume and our cost reduction initiatives, which were partially offset by approximately $7 of higher tariff costs, net of pricing benefits.
Operating expenses increased by $9.1 in Q1 2026, but decreased by 100 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q1 2026 included $4.9 of higher variable compensation expense and $4.8 of higher employee costs.
We recorded restructuring costs of $9.1 in Q1 2026 and $4.3 in Q1 2025. See Note 10 to the condensed consolidated financial statements for additional information.
International
The International segment serves customers in Europe, the Middle East and Africa and Asia Pacific with a comprehensive portfolio of furniture and interior architectural products that are marketed to corporate, government, education, healthcare and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended
Statement of Operations Data — International	May 30, 2025		May 24, 2024
Revenue	$175.4	100.0%	$172.9	100.0%
Cost of sales	123.5	70.4	121.0	70.0
Restructuring costs	—	—	2.9	1.7
Gross profit	51.9	29.6	49.0	28.3
Operating expenses	54.3	31.0	50.8	29.3
Restructuring costs (benefits)	0.1	—	(0.9)	(0.5)
Operating loss	$(2.5)	(1.4)%	$(0.9)	(0.5)%

Adjusted Operating Income (Loss) — International	Three Months Ended
	May 30, 2025		May 24, 2024
Operating loss	$(2.5)	(1.4)%	$(0.9)	(0.5)%
Amortization of purchased intangible assets	1.2	0.7	1.2	0.6
Restructuring costs	0.1	—	2.0	1.2
Adjusted operating income (loss)	$(1.2)	(0.7)%	$2.3	1.3%
The operating loss in International increased by $1.6 in Q1 2026 compared to the prior year. The increase was driven by higher operating expenses, partially offset by $1.9 of lower restructuring costs. The adjusted operating loss of $1.2 in Q1 2026 represented a decline of $3.5 compared to adjusted operating income of $2.3 in the prior year.

International revenue represented 22.5% of consolidated revenue in Q1 2026. In Q1 2026, revenue increased by $2.5 or 1% compared to the prior year, primarily related to $3.4 of favorable currency translation effects. Year-over-year growth in India, the United Kingdom and China was offset by declines primarily in Germany and France. On an organic basis, revenue declined by $0.9 or 1% in Q1 2026 compared to the prior year.
Cost of sales as a percentage of revenue increased by 40 basis points in Q1 2026 compared to the prior year. The increase was primarily driven by a lower mix of small-to-midsize business in Germany and France, partially offset by savings from cost reduction initiatives.
Operating expenses increased by $3.5 in Q1 2026, or 170 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q1 2026 included $2.4 of higher employee costs and approximately $2 of unfavorable currency translation effects.
We recorded restructuring costs of $0.1 in Q1 2026 and $2.0 in Q1 2025. See Note 10 to the condensed consolidated financial statements for additional information.
Non-GAAP Financial Measures
The non-GAAP financial measures used in this MD&A are: (1) organic revenue growth (decline), (2) adjusted operating income (loss) and (3) adjusted earnings per share.
Organic Revenue Growth (Decline)
We define organic revenue growth (decline) as revenue growth (decline) excluding the impact of acquisitions and divestitures, foreign currency translation effects and the impact of the additional week in Q4 2025. Organic revenue growth (decline) is calculated by adjusting prior year revenue to include revenues of acquired companies prior to the date of the company's acquisition, to exclude revenues of divested companies, to use current year average exchange rates in the conversion of foreign-denominated revenue and to exclude the estimated revenues associated with the additional week in Q4 2025. We believe organic revenue growth (decline) is a meaningful metric to investors as it provides a more consistent comparison of our revenue to prior periods as well as to industry peers.
Adjusted Operating Income (Loss) and Adjusted Earnings Per Share
We define adjusted operating income (loss) as operating income (loss) excluding amortization of purchased intangible assets, restructuring costs (benefits) and gain (losses) on the sale of land, net of variable compensation impacts. We define adjusted earnings per share as earnings per share, on a diluted basis, excluding amortization of purchased intangible assets, restructuring costs (benefits), gains (losses) on the sale of land, net of variable compensation impacts, and gains (losses) on pension plan settlements, and the related income tax effects of these items.
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

Liquidity Sources	May 30, 2025	February 28, 2025
Cash and cash equivalents	$183.9	$346.3
Short-term investments	42.1	41.6
Company-owned life insurance ("COLI")	165.5	170.4
Availability under credit facilities	322.9	323.7
Total liquidity sources available	$714.4	$882.0
As of May 30, 2025, we held a total of $226.0 in cash and cash equivalents and short-term investments. Of that total, 85% was located in the U.S. and 15% was located outside of the U.S., primarily in China (including Hong Kong), Mexico, Malaysia and India. Our short-term investments are maintained in a managed investment portfolio in the U.S. and primarily consist of corporate debt securities, U.S. government debt securities and asset-backed securities.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the three months ended May 30, 2025 and May 24, 2024:

	Three Months Ended
Cash Flow Data	May 30, 2025	May 24, 2024
Net cash used in:
Operating activities	$(141.1)	$(59.1)
Investing activities	(5.9)	(46.6)
Financing activities	(17.2)	(40.0)
Effect of exchange rate changes on cash and cash equivalents	0.9	0.1
Net decrease in cash, cash equivalents and restricted cash	(163.3)	(145.6)
Cash, cash equivalents and restricted cash, beginning of period	353.8	325.9
Cash, cash equivalents and restricted cash, end of period	$190.5	$180.3

Cash used in operating activities

	Three Months Ended
Cash Flow Data — Operating Activities	May 30, 2025	May 24, 2024
Net income	$13.6	$10.9
Depreciation and amortization	17.6	20.2
Share-based compensation	13.1	14.8
Restructuring costs	9.2	6.3
Changes in accounts receivable, inventories and accounts payable	(37.5)	8.5
Cloud computing arrangements expenditures	(10.7)	(10.9)
Employee compensation liabilities	(111.0)	(81.7)
Employee benefit obligations	(33.8)	(25.9)
Other	(1.6)	(1.3)
Net cash used in operating activities	$(141.1)	$(59.1)
Annual payments related to accrued variable compensation and retirement plan contributions totaled $156.1 in Q1 2026 compared to $122.4 in the prior year. In Q1 2026, we used cash to fund inventory purchases in advance of the seasonal demand in our education business and to mitigate potential supply chain disruptions in certain markets. Accounts receivable increased compared to the prior year due to revenue growth. In Q1 2026, we used $10.7 of cash for cloud computing arrangement expenditures related to the capitalized implementation costs of our new ERP system compared to $10.9 in Q1 2025.
Cash used in investing activities

	Three Months Ended
Cash Flow Data — Investing Activities	May 30, 2025	May 24, 2024
Capital expenditures	$(14.0)	$(12.1)
Purchases of short-term investments	(5.1)	(36.2)
Liquidations of short-term investments	4.6	0.5
Other	8.6	1.2
Net cash used in investing activities	$(5.9)	$(46.6)
Capital expenditures in Q1 2026 were primarily related to investments in manufacturing operations, information technology and customer-facing facilities and showrooms. In Q1 2026, other investing activities included $6.5 of proceeds from COLI policy maturities. In Q1 2025 we invested $35.7 in a managed investment portfolio. See Note 6 to the condensed consolidated financial statements for additional information.
Cash used in financing activities

	Three Months Ended
Cash Flow Data — Financing Activities	May 30, 2025	May 24, 2024
Dividends paid	$(12.2)	$(12.3)
Common stock repurchases	(5.0)	(27.7)
Net cash used in financing activities	$(17.2)	$(40.0)
We paid dividends of $0.10 per common share in Q1 2026 and Q1 2025.
In Q1 2026, we repurchased 431,717 shares of Class A common stock, all of which were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms in the Steelcase Inc. Incentive Compensation Plan ("Incentive Compensation Plan"). In Q1 2025, we repurchased 2,201,146 shares of Class A common stock of which 701,146 were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of May 30, 2025, we had $79.9 of remaining availability under the share repurchase program approved by our Board of Directors in 2024.

Liquidity Facilities
The following table summarizes available capacity under our liquidity facilities as of May 30, 2025:

Liquidity Facilities	May 30, 2025
Global committed bank facility	$300.0
Various uncommitted facilities	22.9
Total credit lines available	322.9
Less: Borrowings outstanding	—
Available capacity	$322.9
We have a $300.0 global committed bank facility in effect through 2029. As of May 30, 2025, there were no borrowings outstanding under the facility, our ability to borrow under the facility was not limited, and we were in compliance with all covenants under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $4.0 and a total foreign currency borrowing capacity of up to $18.9 as of May 30, 2025. These credit facilities may be changed or canceled by the banks at any time. As of May 30, 2025, there were no borrowings outstanding under these uncommitted facilities.
Total consolidated debt as of May 30, 2025 was $447.3 which consists of term notes due in 2029 with an effective interest rate of 5.6%. The term notes are unsecured and contain no financial covenants.
Liquidity Outlook
Our material cash requirements are subject to fluctuation based on business requirements or investments in strategic initiatives. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements. As of May 30, 2025, our total liquidity, which is comprised of cash and cash equivalents, short-term investments and the cash surrender value of COLI, aggregated to $391.5.
As of May 30, 2025, there were no significant changes in the items that we identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures and capitalizable costs for cloud computing arrangements related to the implementation of our new ERP system, which are expected to total approximately $80 in 2026. In addition, we fund dividend payments declared by our Board of Directors. On June 25, 2025, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11.5, to be paid in Q2 2026.
Critical Accounting Estimates
During Q1 2026, there were no changes in the items that we identified as critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.
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

acts of terrorism, war, governmental action, natural disasters, pandemics and other Force Majeure events; cyberattacks; changes in the legal and regulatory environment; changes in raw material, commodity and other input costs; currency fluctuations; changes in customer demand; and the other risks and contingencies detailed in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.
Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of the market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) we faced as of May 30, 2025 had not materially changed from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q1 2026, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q1 2026, no material change in interest rate risk occurred.
Commodity Price Risk
During Q1 2026, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q1 2026, no material change in fixed income and equity price risk occurred.
Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of May 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of May 30, 2025, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors:

For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025. There have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q1 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
03/01/2025 - 04/04/2025	430,590	$11.55	—	$79.9
04/05/2025 - 05/02/2025	—	$—	—	$79.9
05/03/2025 - 05/30/2025	1,127	$9.91	—	$79.9
Total	431,717	(2)	—
_______________________________________
(1)In October 2023, the Board of Directors approved a share repurchase program, announced on October 30, 2023, permitting the repurchase of up to $100 million of shares of our common stock.
(2)431,717 shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.

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
Date: June 27, 2025