Form 10-Q
period 2025-08-29
STEELCASE INC
filed 2025-09-26
CIK 1050825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2025

or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
As of September 23, 2025, Steelcase Inc. had 114,741,570 shares of Class A Common Stock and no shares of Class B Common Stock outstanding.

STEELCASE INC. FORM 10-Q FOR THE QUARTERLY PERIOD ENDED August 29, 2025 INDEX

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements:

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (in millions, except per share data)

	Three Months Ended		Six Months Ended
	August 29, 2025	August 23, 2024	August 29, 2025	August 23, 2024
Revenue	$897.1	$855.8	$1,676.1	$1,583.1
Cost of sales	585.0	558.5	1,099.2	1,044.4
Restructuring costs	3.6	1.9	4.6	8.9
Gross profit	308.5	295.4	572.3	529.8
Operating expenses	247.1	205.1	477.2	422.6
Restructuring costs (benefits)	8.3	0.3	16.5	(0.4)
Operating income	53.1	90.0	78.6	107.6
Interest expense	(6.3)	(6.4)	(12.6)	(12.6)
Investment income	2.3	2.9	5.2	5.3
Other income (expense), net	3.0	(0.6)	(0.3)	(0.3)
Income before income tax expense	52.1	85.9	70.9	100.0
Income tax expense	17.1	22.8	22.3	26.0
Net income	$35.0	$63.1	$48.6	$74.0
Earnings per share:
Basic	$0.29	$0.53	$0.41	$0.63
Diluted	$0.29	$0.53	$0.41	$0.62
Dividends declared and paid per common share	$0.100	$0.100	$0.200	$0.200

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	August 29, 2025	August 23, 2024	August 29, 2025	August 23, 2024
Net income	$35.0	$63.1	$48.6	$74.0
Other comprehensive income (loss), net:
Unrealized gain on investments	0.2	0.6	—	0.7
Pension and other post-retirement liability adjustments	(0.3)	(0.5)	(0.4)	(0.9)
Derivative amortization	0.3	0.2	0.5	0.4
Foreign currency translation adjustments	6.3	7.6	27.9	8.0
Total other comprehensive income, net	6.5	7.9	28.0	8.2
Comprehensive income	$41.5	$71.0	$76.6	$82.2

See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except share data)

	(Unaudited)
	August 29, 2025	February 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$216.8	$346.3
Short-term investments	41.1	41.6
Accounts receivable, net of allowance of $7.2 and $4.7	369.8	323.1
Inventories, net	288.0	245.7
Prepaid expenses	42.5	37.5
Other current assets	48.9	34.8
Total current assets	1,007.1	1,029.0
Property, plant and equipment, net of accumulated depreciation of $1,184.4 and $1,132.8	343.0	328.1
Company-owned life insurance ("COLI")	168.9	170.4
Deferred income taxes	154.9	166.8
Goodwill	276.5	273.5
Other intangible assets, net of accumulated amortization of $118.1 and $106.3	70.0	77.0
Investments in unconsolidated affiliates	56.0	53.3
Right-of-use operating lease assets	160.8	141.2
Other assets	114.8	91.1
Total assets	$2,352.0	$2,330.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$234.0	$228.2
Current operating lease obligations	40.3	39.7
Employee compensation	133.9	187.3
Employee benefit plan obligations	36.0	49.7
Accrued promotions	28.5	23.5
Customer deposits	58.4	43.0
Other current liabilities	76.0	97.7
Total current liabilities	607.1	669.1
Long-term liabilities:
Long-term debt	447.4	447.1
Employee benefit plan obligations	98.3	100.7
Long-term operating lease obligations	132.8	113.9
Other long-term liabilities	50.0	47.9
Total long-term liabilities	728.5	709.6
Total liabilities	1,335.6	1,378.7
Shareholders’ equity:
Preferred stock-no par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Class A Common Stock-no par value; 475,000,000 shares authorized, 114,727,802 and 94,089,913 issued and outstanding (1)	—	—
Class B Common Stock-no par value, convertible into Class A common stock on a one-for-one basis; 475,000,000 shares authorized, none and 19,643,520 issued and outstanding (1)	—	—
Additional paid-in capital	41.5	29.3
Accumulated other comprehensive income (loss)	(35.5)	(63.5)
Retained earnings	1,010.4	985.9
Total shareholders’ equity	1,016.4	951.7
Total liabilities and shareholders’ equity	$2,352.0	$2,330.4
_______________________________________
(1)In 2026, all shares of Class B Common Stock converted into shares of Class A Common Stock on a one-for-one basis. See Note 3 to the condensed consolidated financial statements for additional information.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	August 29, 2025	August 23, 2024	August 29, 2025	August 23, 2024
Changes in common shares outstanding:
Common shares outstanding, beginning of period	114,643,632	114,111,179	113,733,433	114,227,372
Common stock issuances	21,516	22,306	41,537	43,858
Common stock repurchases	(24,351)	(199,936)	(456,068)	(2,401,082)
Performance and restricted stock units issued as common stock	87,005	19,479	1,408,900	2,082,880
Common shares outstanding, end of period	114,727,802	113,953,028	114,727,802	113,953,028

Changes in additional paid-in capital (1):
Additional paid-in capital, beginning of period	$37.4	$28.3	$29.3	$41.2
Common stock issuances	0.2	0.3	0.4	0.6
Common stock repurchases	(0.2)	(2.6)	(5.2)	(30.3)
Performance and restricted stock units expense	4.1	2.9	17.0	17.4
Additional paid-in capital, end of period	41.5	28.9	41.5	28.9

Changes in accumulated other comprehensive income (loss):
Accumulated other comprehensive income (loss), beginning of period	(42.0)	(66.6)	(63.5)	(66.9)
Other comprehensive income, net	6.5	7.9	28.0	8.2
Accumulated other comprehensive income (loss), end of period	(35.5)	(58.7)	(35.5)	(58.7)

Changes in retained earnings:
Retained earnings, beginning of period	987.3	911.4	985.9	912.8
Net income	35.0	63.1	48.6	74.0
Dividends paid	(11.9)	(11.7)	(24.1)	(24.0)
Retained earnings, end of period	1,010.4	962.8	1,010.4	962.8
Total shareholders' equity	$1,016.4	$933.0	$1,016.4	$933.0
_______________________________________
(1)Shares of our Class A and Class B Common Stock have no par value; thus, there are no balances for common stock.
See accompanying notes to the condensed consolidated financial statements.

STEELCASE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)

	Six Months Ended
	August 29, 2025	August 23, 2024
OPERATING ACTIVITIES
Net income	$48.6	$74.0
Depreciation and amortization	36.9	40.2
Share-based compensation	17.4	18.0
Restructuring costs	21.1	8.5
Gains on sales of fixed assets, net	(2.7)	(41.7)
Other	9.0	(3.2)
Changes in operating assets and liabilities:
Accounts receivable	(38.1)	(13.7)
Inventories	(38.0)	(9.3)
Cloud computing arrangements expenditures	(21.8)	(22.6)
Other assets	(15.1)	3.7
Accounts payable	1.9	17.3
Employee compensation liabilities	(78.7)	(39.8)
Employee benefit obligations	(18.9)	(14.5)
Income taxes payable	(18.5)	14.2
Accrued expenses and other liabilities	14.7	17.9
Net cash provided by (used in) operating activities	(82.2)	49.0
INVESTING ACTIVITIES
Capital expenditures	(32.1)	(24.6)
Proceeds from disposal of fixed assets	3.1	44.3
Purchases of short-term investments	(7.4)	(40.3)
Liquidations of short-term investments	8.1	1.7
Other	8.9	3.0
Net cash used in investing activities	(19.4)	(15.9)
FINANCING ACTIVITIES
Dividends paid	(24.1)	(24.0)
Common stock repurchases	(5.2)	(30.3)
Net cash used in financing activities	(29.3)	(54.3)
Effect of exchange rate changes on cash and cash equivalents	1.2	(0.8)
Net decrease in cash, cash equivalents and restricted cash	(129.7)	(22.0)
Cash and cash equivalents and restricted cash, beginning of period (1)	353.8	325.9
Cash and cash equivalents and restricted cash, end of period (2)	$224.1	$303.9
_______________________________________
(1)These amounts include restricted cash of $7.5 and $7.3 as of February 28, 2025 and February 23, 2024, respectively.
(2)These amounts include restricted cash of $7.3 and $7.3 as of August 29, 2025 and August 23, 2024, respectively.
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
Adoption of New Accounting Standards
In 2025, we adopted ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which is intended to improve disclosures related to significant segment expenses and the information used by the chief operating decision maker ("CODM") to assess segment performance and to allocate resources. We adopted this guidance on a retrospective basis, which modified our annual disclosures beginning in 2025 and our interim disclosures beginning in 2026 but did not have a material effect on our consolidated financial statements. See Note 10 to the condensed consolidated financial statements for additional information.
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3.    PLANNED MERGER
On August 3, 2025, Steelcase entered into an Agreement and Plan of Merger (the "Merger Agreement") with (i) HNI Corporation, an Iowa corporation ("HNI"), (ii) Geranium Merger Sub I, Inc., a Michigan corporation and a direct wholly owned subsidiary of HNI ("Merger Sub Inc."), and (iii) Geranium Merger Sub II, LLC, a Michigan limited liability company and a direct wholly owned subsidiary of HNI ("Merger Sub LLC"). The Merger Agreement provides, among other things, that, on the terms and subject to the conditions set forth therein (i) Merger Sub Inc. will be merged with and into Steelcase (the “first merger”), whereupon the separate existence of Merger Sub Inc. will cease, and Steelcase will continue as the surviving corporation of the first merger and a direct wholly owned subsidiary of HNI and (ii) immediately after the first merger, Steelcase will be merged with and into Merger Sub LLC (the “second merger” and, together with the first merger, the “mergers”), whereupon the separate existence of Steelcase will cease, and Merger Sub LLC will continue as the surviving entity of the second merger and a direct wholly owned subsidiary of HNI.
Pursuant to the Merger Agreement, at the effective time of the first merger (the “first effective time”), each share of Steelcase Class A Common Stock, no par value (“Steelcase common stock”), issued and outstanding immediately before the first effective time (other than shares owned by HNI, Merger Sub Inc. and Merger Sub LLC) will convert into the right to receive, in accordance with and subject to the terms, conditions and procedures in the Merger Agreement, the following consideration (collectively with, if applicable, cash in lieu of fractional shares as described below, the “merger consideration”), without interest and subject to any required tax withholding, at the election of the holder of such share, subject to adjustment as described below:
•0.2192 shares of common stock of HNI (“HNI common stock”) and $7.20 in cash (the “mixed consideration”);
•an amount of cash (the “cash consideration”), equal to the sum (rounded to two decimal places) of $7.20 and the product obtained by multiplying 0.2192 by the volume-weighted average closing price (rounded to four decimal places) of one share of HNI common stock on the New York Stock Exchange (the “NYSE”) for the period of 10 consecutive trading days ending on the second full trading day prior to the date on which the closing of the mergers occurs (the “HNI common stock reference price”); or
•a number of shares of HNI common stock (the “stock consideration”) equal to the sum of 0.2192 and the quotient (rounded to four decimal places) obtained by dividing $7.20 by the HNI common stock reference price.
The merger consideration to be paid to holders of Steelcase common stock electing to receive the cash consideration or the stock consideration in connection with the mergers is subject, pursuant to the Merger Agreement, to automatic adjustment, as applicable, to ensure that the total amount of cash paid and the total number of shares of HNI common stock issued in the mergers is the same as what would be paid and issued if all holders of Steelcase common stock entitled to the merger consideration were to receive the mixed consideration at the first effective time. No fractional shares of HNI common stock will be issued in the mergers, and holders of Steelcase common stock will receive cash in lieu of any fractional shares of HNI common stock. The HNI common stock reference price will be calculated as the volume-weighted (based on the number of shares of HNI common stock traded on each trading day used for this calculation) average of the closing sale price per share of HNI common stock on the NYSE during the applicable 10-consecutive-trading-day period.
The completion of the mergers is subject to Steelcase and HNI shareholder approval and other customary closing conditions, including regulatory approvals. The Merger Agreement provides for the payment by Steelcase to HNI of a termination fee of $67 if the Merger Agreement is terminated in specified circumstances, and for payment by HNI to Steelcase of a termination fee of $71 or $134, as applicable, if the Merger Agreement is terminated in specified circumstances. If the mergers are consummated, Steelcase common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act of 1934.
Under the terms and subject to the conditions set forth in the Merger Agreement, upon consummation of the transactions completed by the Merger Agreement, each of our outstanding restricted stock unit ("RSU") and performance unit ("PSU") awards will be assumed by HNI and converted into an RSU award that settles in an amount in cash (that accrues interest) and a number of shares of HNI common stock (rounded to the nearest whole share) that the holder would have received if the holder would have converted all of the Steelcase common stock underlying the award based on an election to receive mixed consideration (with the performance-based vesting condition that applied to the PSUs deemed attained as provided in the Merger Agreement).

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In Q2 2026, in connection with the Merger Agreement, and pursuant to an Event of Automatic Conversion (as defined under our Second Restated Articles of Incorporation, dated as of July 13, 2011, as amended), all outstanding shares of our Class B Common Stock converted into shares of our Class A Common Stock, on a one-for-one basis. The shares of Class B Common Stock that were converted into shares of Class A Common Stock were retired and canceled. The conversion of shares from Class B Common Stock into shares of Class A Common Stock does not impact the calculation of earnings per share, on a basic or diluted basis. As of August 29, 2025, there were 114,727,802 shares of our Class A Common Stock and no shares of our Class B Common Stock outstanding.
4.REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by product category for each of our reportable segments:

Product Category Data	Three Months Ended		Six Months Ended
	August 29, 2025	August 23, 2024	August 29, 2025	August 23, 2024
Americas
Desking, benching, systems and storage	$314.5	$308.9	$609.1	$564.4
Seating	192.1	189.0	351.2	333.6
Other (1)	200.5	190.1	350.4	344.4
International
Desking, benching, systems and storage	60.9	54.8	118.0	111.6
Seating	73.9	65.1	142.4	129.6
Other (1)	55.2	47.9	105.0	99.5
	$897.1	$855.8	$1,676.1	$1,583.1
_______________________________________
(1)The other product category data by segment consists primarily of third-party products, textiles and surface materials, worktools, architecture and other uncategorized product lines and services, less promotions and incentives on all product categories.

Reportable geographic information is as follows:

Reportable Geographic Revenue	Three Months Ended		Six Months Ended
	August 29, 2025	August 23, 2024	August 29, 2025	August 23, 2024
United States ("U.S.")	$663.7	$646.7	$1,224.1	$1,160.0
Foreign locations	233.4	209.1	452.0	423.1
	$897.1	$855.8	$1,676.1	$1,583.1
Contract Balances
At times, we receive payments from customers before revenue is recognized, resulting in the recognition of a contract liability (Customer deposits) presented on the Condensed Consolidated Balance Sheets.
Changes in the Customer deposits balance for the six months ended August 29, 2025 are as follows:

Roll-Forward of Contract Liability for Customer Deposits	Customer Deposits
Balance as of February 28, 2025	$43.0
Recognition of revenue related to beginning of year customer deposits	(33.8)
Customer deposits received, net of revenue recognized during the period	49.2
Balance as of August 29, 2025	$58.4

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Computation of Earnings Per Share	Three Months Ended August 29, 2025			Three Months Ended August 23, 2024
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$35.0	119.0	119.7	$63.1	118.1	118.8
Impact of participating securities	(1.2)	(4.3)	(4.3)	(2.1)	(4.0)	(4.0)
Amounts used in calculating earnings per share, excluding participating securities	$33.8	114.7	115.4	$61.0	114.1	114.8

Earnings per share		$0.29	$0.29		$0.53	$0.53

Computation of Earnings Per Share	Six Months Ended August 29, 2025			Six Months Ended August 23, 2024
	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)	Net Income	Basic Shares (in millions)	Diluted Shares (in millions)
Amounts used in calculating earnings per share	$48.6	118.6	119.3	$74.0	118.2	119.0
Impact of participating securities	(1.7)	(4.0)	(4.0)	(2.4)	(3.8)	(3.8)
Amounts used in calculating earnings per share, excluding participating securities	$46.9	114.6	115.3	$71.6	114.4	115.2

Earnings per share		$0.41	$0.41		$0.63	$0.62
There were no anti-dilutive performance units excluded from the computation of diluted earnings per share for the three and six months ended August 29, 2025 and August 23, 2024.

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended August 29, 2025:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of May 30, 2025	$0.8	$15.1	$(3.6)	$(54.3)	$(42.0)
Other comprehensive income (loss) before reclassifications	0.2	0.1	—	6.3	6.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.4)	0.3	—	(0.1)
Net other comprehensive income (loss) during the period	0.2	(0.3)	0.3	6.3	6.5
Balance as of August 29, 2025	$1.0	$14.8	$(3.3)	$(48.0)	$(35.5)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended August 29, 2025:

	Unrealized gain on investments	Pension and other post-retirement liability adjustments	Derivative amortization	Foreign currency translation adjustments	Total
Balance as of February 28, 2025	$1.0	$15.2	$(3.8)	$(75.9)	$(63.5)
Other comprehensive income (loss) before reclassifications	—	0.4	—	27.9	28.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.8)	0.5	—	(0.3)
Net other comprehensive income (loss) during the period	—	(0.4)	0.5	27.9	28.0
Balance as of August 29, 2025	$1.0	$14.8	$(3.3)	$(48.0)	$(35.5)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended August 29, 2025 and August 23, 2024:

Detail of Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line in the Condensed Consolidated Statements of Income
	Three Months Ended		Six Months Ended
	August 29, 2025	August 23, 2024	August 29, 2025	August 23, 2024
Amortization of pension and other post-retirement actuarial gains	$(0.5)	$(0.4)	$(1.0)	$(0.9)	Other income (expense), net
Income tax expense	0.1	0.1	0.2	0.2	Income tax expense
	(0.4)	(0.3)	(0.8)	(0.7)

Derivative amortization	0.4	0.3	0.7	0.6	Interest expense
Income tax benefit	(0.1)	(0.1)	(0.2)	(0.2)	Income tax expense
	0.3	0.2	0.5	0.4

Total reclassifications	$(0.1)	$(0.1)	$(0.3)	$(0.3)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7.FAIR VALUE
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
Assets and liabilities measured at fair value within our Condensed Consolidated Balance Sheets as of August 29, 2025 and February 28, 2025 are summarized below:

Fair Value of Financial Instruments	August 29, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$216.8	$—	$—	$216.8
Restricted cash	7.3	—	—	7.3
Managed investment portfolio:
Corporate debt securities - domestic	—	17.6	—	17.6
Corporate debt securities - foreign	—	5.2	—	5.2
Asset-backed securities	—	9.8	—	9.8
U.S. government debt securities	8.5	—	—	8.5
Foreign exchange forward contracts	—	3.0	—	3.0
Auction rate security	—	—	2.7	2.7
	$232.6	$35.6	$2.7	$270.9
Liabilities:
Foreign exchange forward contracts	$—	$(0.3)	$—	$(0.3)
	$—	$(0.3)	$—	$(0.3)

Fair Value of Financial Instruments	February 28, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$346.3	$—	$—	$346.3
Restricted cash	7.5	—	—	7.5
Managed investment portfolio:
Corporate debt securities - domestic	—	18.0	—	18.0
Corporate debt securities - foreign	—	5.7	—	5.7
Asset-backed securities	—	8.6	—	8.6
U.S. government debt securities	9.3	—	—	9.3
Foreign exchange forward contracts	—	0.8	—	0.8
Auction rate security	—	—	2.8	2.8
	$363.1	$33.1	$2.8	$399.0
Liabilities:
Foreign exchange forward contracts	$—	$(1.4)	$—	$(1.4)
	$—	$(1.4)	$—	$(1.4)

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our managed investment portfolio consists of corporate debt securities, asset-backed securities and U.S. government debt securities. These investments are considered available-for-sale and are classified as Short-term investments on the Condensed Consolidated Balance Sheets. As of August 29, 2025, the fair value of our Short-term investments was $41.1. We have instructed our investment manager to operate under a mandate to keep the average duration of investments under two years. Fair values for these investments are based upon valuations for identical or similar instruments in active markets, with the resulting net unrealized holding gains or losses reflected net of tax as a component of Accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. The cost basis for these investments, determined using the specific identification method, was $40.4 and unrealized gains were $0.7 as of August 29, 2025. Of our total short-term investments, $10.4 mature within one year and $30.7 mature after one year through five years.
We may use derivative financial instruments to manage exposures to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies the exposure of these risks with the intention to reduce our risk of volatility. We do not use derivatives for speculative or trading purposes.
Our total debt is carried at cost and was $447.4 and $447.1 as of August 29, 2025 and February 28, 2025, respectively. The fair value of our total debt is measured using a discounted cash flow analysis based on current market interest rates for similar types of instruments and was $443.7 and $432.8 as of August 29, 2025 and February 28, 2025, respectively. The estimation of the fair value of our total debt is based on Level 2 fair value measurements.
8.INVENTORIES

Inventories, net	August 29, 2025	February 28, 2025
Raw materials and work-in-process	$189.8	$166.8
Finished goods	129.2	108.1
	319.0	274.9
Revaluation to LIFO	(31.0)	(29.2)
	$288.0	$245.7
The portion of inventories determined by the LIFO method aggregated to $119.7 and $118.2 as of August 29, 2025 and February 28, 2025, respectively.
9.     SHARE-BASED COMPENSATION
Performance Units
In Q1 2026 and Q1 2025, we issued PSUs to certain employees which are earned over a three-year performance period as follows:
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
The total PSU expense and associated tax benefit recorded for the three and six months ended August 29, 2025 and August 23, 2024 are as follows:

	Three Months Ended		Six Months Ended
Performance Units	August 29, 2025	August 23, 2024	August 29, 2025	August 23, 2024
Expense	$1.8	$0.9	$7.1	$8.4
Tax benefit	0.5	0.2	1.8	2.1
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

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The PSU activity for the six months ended August 29, 2025 is as follows:

Maximum Number of Shares of Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2025	2,104,516	$11.84
Granted	1,782,164	11.59
Nonvested as of August 29, 2025	3,886,680	$11.80
As of August 29, 2025, there was $7.1 of remaining unrecognized compensation expense related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.
Restricted Stock Units
During the six months ended August 29, 2025, we awarded 1,285,589 RSUs to certain employees. RSUs have restrictions on transfer which lapse up to three years after the date of grant, at which time the RSUs are issued as unrestricted shares of Class A Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the shares on the grant date. For participants who are or become retirement-eligible during the service period, the RSUs are expensed over the period ending on the date the participant becomes retirement-eligible. Typically, these awards will be forfeited if a participant separates employment from the company for reasons other than termination without cause, retirement, disability or death or if the participant engages in any competition with us, as defined in the Incentive Compensation Plan.
The total RSU expense and associated tax benefit for the three and six months ended August 29, 2025 and August 23, 2024 are as follows:

	Three Months Ended		Six Months Ended
Restricted Stock Units	August 29, 2025	August 23, 2024	August 29, 2025	August 23, 2024
Expense	$2.3	$2.0	$9.9	$9.0
Tax benefit	0.6	0.5	2.5	2.2
Holders of RSUs receive cash dividends equal to the dividends we declare and pay on our Class A Common Stock, which are included in Dividends paid in the Condensed Consolidated Statements of Cash Flows.
The RSU activity for the six months ended August 29, 2025 is as follows:

Nonvested Units	Total	Weighted-Average Grant Date Fair Value per Unit
Nonvested as of February 28, 2025	3,048,957	$9.85
Granted	1,285,589	10.21
Vested	(91,005)	10.23
Forfeited	(19,151)	10.21
Nonvested as of August 29, 2025	4,224,390	$9.95
As of August 29, 2025, there was $12.6 of remaining unrecognized compensation expense related to nonvested RSUs, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

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
The following tables reconcile reportable segment financial data regularly provided to and reviewed by our CODM, including significant segment expenses, to consolidated Income before income tax expense and provide other segment data:

Reportable Segment Data	Three Months Ended August 29, 2025			Three Months Ended August 23, 2024
	Americas	International	Consolidated	Americas	International	Consolidated
Revenue	$707.1	$190.0	$897.1	$688.0	$167.8	$855.8
Cost of sales	447.7	137.3	585.0	437.0	121.5	558.5
Restructuring costs	0.9	2.7	3.6	1.5	0.4	1.9
Gross profit	258.5	50.0	308.5	249.5	45.9	295.4
Operating expenses	190.1	57.0	247.1	147.3	57.8	205.1
Restructuring costs (benefits)	0.7	7.6	8.3	0.2	0.1	0.3
Operating income (loss)	67.7	(14.6)	53.1	102.0	(12.0)	90.0
Interest expense			(6.3)			(6.4)
Investment income			2.3			2.9
Other income (expense), net			3.0			(0.6)
Income before income tax expense			$52.1			$85.9

Capital expenditures	$15.2	$2.9	$18.1	$9.4	$3.1	$12.5
Depreciation and amortization	13.4	5.9	19.3	14.1	5.9	20.0

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reportable Segment Data	Six Months Ended August 29, 2025			Six Months Ended August 23, 2024
	Americas	International	Consolidated	Americas	International	Consolidated
Revenue	$1,310.7	$365.4	$1,676.1	$1,242.4	$340.7	$1,583.1
Cost of sales	838.4	260.8	1,099.2	801.9	242.5	1,044.4
Restructuring costs	1.9	2.7	4.6	5.6	3.3	8.9
Gross profit	470.4	101.9	572.3	434.9	94.9	529.8
Operating expenses	365.9	111.3	477.2	314.0	108.6	422.6
Restructuring costs (benefits)	8.8	7.7	16.5	0.4	(0.8)	(0.4)
Operating income (loss)	95.7	(17.1)	78.6	120.5	(12.9)	107.6
Interest expense			(12.6)			(12.6)
Investment income			5.2			5.3
Other income (expense), net			(0.3)			(0.3)
Income before income tax expense			$70.9			$100.0

Capital expenditures	$24.7	$7.4	$32.1	$18.9	$5.7	$24.6
Depreciation and amortization	26.6	10.3	36.9	28.4	11.8	40.2

Reportable Segment Data	August 29, 2025			February 28, 2025
	Americas	International	Consolidated	Americas	International	Consolidated
Total assets	$1,828.9	$523.1	$2,352.0	$1,848.0	$482.4	$2,330.4
Goodwill	267.2	9.3	276.5	265.1	8.4	273.5

STEELCASE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11.     RESTRUCTURING ACTIVITIES
In Q2 2026, we initiated a series of restructuring actions in EMEA as a cost savings plan in response to shifts in customer demand, changes in product mix, and ongoing economic pressures. These actions involve the voluntary and involuntary terminations of approximately 85 to 95 salaried employees. We expect to incur restructuring costs of approximately $13 to $15 in the International segment related to these actions, consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred restructuring costs of $8.5 for these actions in Q2 2026. We expect these actions to be complete in 2027.
In Q2 2026, we initiated a series of restructuring actions in Asia Pacific to consolidate our real estate footprint in order to optimize operating efficiencies to align with market demands. These actions involve the involuntary terminations of approximately 35 salaried employees and approximately 125 hourly employees. We expect to incur restructuring costs of approximately $6 to $7 in the International segment related to these actions, consisting of cash severance payments, other separation-related benefits, and other related costs. We incurred restructuring costs of $1.3 related to employee termination costs and $0.4 related to the impairment of right-of-use operating lease assets for these actions in Q2 2026. We expect these actions to be substantially complete by the end of 2026.
In Q1 2026, we initiated restructuring actions in the Americas to prioritize investments in our strategic initiatives and growth areas. These actions involve the terminations of approximately 85 salaried employees. We expect to incur restructuring costs of approximately $10 to $12 in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $1.6 and $9.1 for these actions in Q2 2026 and Q1 2026, respectively. These restructuring actions are substantially complete.
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
In Q1 2024, we announced a series of restructuring actions in response to continued decline in order volume, persisting inflationary pressures, and decreasing plant utilization. These actions involved the terminations of approximately 40 to 50 salaried employees in EMEA, the elimination of approximately 240 positions in Asia Pacific, and the terminations of approximately 30 employees in the Americas in connection with the closing of our regional distribution center in Atlanta, Georgia. We expect to incur total restructuring costs of approximately $16 to $18 in the International segment and approximately $1 in the Americas segment related to these actions, consisting of cash severance payments and other separation-related benefits. We incurred restructuring costs of $0.1 in the International segment for these actions in Q2 2026 and in Q1 2026. We recorded a net benefit of $0.8 in the International segment in 2025 due to a reduction in the expected costs for employee exits. We previously incurred restructuring costs of $16.3 in the International segment and $0.5 in the Americas segment for these actions prior to 2025. These actions are substantially complete.
The following table details the changes in the restructuring reserve balance for the six months ended August 29, 2025:

Roll-Forward of Restructuring Reserve	Workforce Reductions
Balance as of February 28, 2025	$2.9
Additions	20.9
Payments	(11.7)
Adjustments	0.2
Balance as of August 29, 2025	$12.3

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
Results of Operations

	Three Months Ended				Six Months Ended
Statement of Income Data	August 29, 2025		August 23, 2024		August 29, 2025		August 23, 2024
Revenue	$897.1	100.0%	$855.8	100.0%	$1,676.1	100.0%	$1,583.1	100.0%
Cost of sales	585.0	65.2	558.5	65.3	1,099.2	65.6	1,044.4	66.0
Restructuring costs	3.6	0.4	1.9	0.2	4.6	0.3	8.9	0.5
Gross profit	308.5	34.4	295.4	34.5	572.3	34.1	529.8	33.5
Operating expenses	247.1	27.6	205.1	24.0	477.2	28.4	422.6	26.7
Restructuring costs (benefits)	8.3	0.9	0.3	—	16.5	1.0	(0.4)	—
Operating income	53.1	5.9	90.0	10.5	78.6	4.7	107.6	6.8
Interest expense	(6.3)	(0.7)	(6.4)	(0.7)	(12.6)	(0.8)	(12.6)	(0.8)
Investment income	2.3	0.3	2.9	0.3	5.2	0.3	5.3	0.3
Other income (expense), net	3.0	0.3	(0.6)	(0.1)	(0.3)	—	(0.3)	—
Income before income tax expense	52.1	5.8	85.9	10.0	70.9	4.2	100.0	6.3
Income tax expense	17.1	1.9	22.8	2.6	22.3	1.3	26.0	1.6
Net income	$35.0	3.9%	$63.1	7.4%	$48.6	2.9%	$74.0	4.7%
Earnings per share:
Basic	$0.29		$0.53		$0.41		$0.63
Diluted	$0.29		$0.53		$0.41		$0.62

Q2 2026 Organic Revenue Growth	Americas	International	Consolidated
Q2 2025 revenue	$688.0	$167.8	$855.8
Currency translation effects	0.1	8.5	8.6
Q2 2025 revenue, adjusted	688.1	176.3	864.4
Q2 2026 revenue	707.1	190.0	897.1
Organic growth $	$19.0	$13.7	$32.7
Organic growth %	3%	8%	4%

Year-to-date 2026 Organic Revenue Growth	Americas	International	Consolidated
Year-to-date 2025 revenue	$1,242.4	$340.7	$1,583.1
Currency translation effects	(0.8)	11.9	11.1
Year-to-date 2025 revenue, adjusted	1,241.6	352.6	1,594.2
Year-to-date 2026 revenue	1,310.7	365.4	1,676.1
Organic growth $	$69.1	$12.8	$81.9
Organic growth %	6%	4%	5%

Adjusted Operating Income	Three Months Ended				Six Months Ended
	August 29, 2025		August 23, 2024		August 29, 2025		August 23, 2024
Operating income	$53.1	5.9%	$90.0	10.5%	$78.6	4.7%	$107.6	6.8%
Amortization of purchased intangible assets	4.4	0.5	4.2	0.5	8.7	0.5	8.5	0.5
Restructuring costs	11.9	1.3	2.2	0.2	21.1	1.3	8.5	0.5
Gains on the sale of land, net of variable compensation impacts	(1.2)	(0.1)	(27.9)	(3.2)	(1.2)	(0.1)	(27.9)	(1.7)
Merger transaction costs	7.1	0.8	—	—	7.7	0.5	—	—
Adjusted operating income	$75.3	8.4%	$68.5	8.0%	$114.9	6.9%	$96.7	6.1%

Adjusted Earnings Per Share	Three Months Ended		Six Months Ended
	August 29, 2025	August 23, 2024	August 29, 2025	August 23, 2024
Earnings per share - diluted	$0.29	$0.53	$0.41	$0.62
Amortization of purchased intangible assets, per share	0.04	0.03	0.07	0.07
Income tax effect of amortization of purchased intangible assets, per share	(0.01)	(0.01)	(0.02)	(0.02)
Restructuring costs, per share	0.10	0.02	0.18	0.07
Income tax effect of restructuring costs, per share	(0.02)	(0.01)	(0.04)	(0.02)
Gains on the sale of land, net of variable compensation impacts, per share	(0.01)	(0.23)	(0.01)	(0.23)
Income tax effect of gains on the sale of land, net of variable compensation impacts, per share	—	0.06	—	0.06
Merger transaction costs, per share	0.06	—	0.06	—
Income tax effect of merger transaction costs, per share	—	—	—	—
Adjusted earnings per share - diluted	$0.45	$0.39	$0.65	$0.55
Overview
On August 3, 2025, we entered into an Agreement and Plan of Merger (the"Merger Agreement") by and among Steelcase, HNI Corporation ("HNI"), and Geranium Merger Sub I, Inc. and Geranium Merger Sub II, LLC (both of which are wholly-owned subsidiaries of HNI) under which HNI will acquire Steelcase in a cash and stock transaction. The transaction is expected to close by the end of calendar year 2025 and is subject to approval by HNI and Steelcase shareholders, the receipt of required regulatory clearances and the satisfaction of other customary closing conditions. See Note 3 to the condensed consolidated financial statements for additional information.

In Q2 2026, orders grew 6% compared to the prior year, which resulted in 5% revenue growth compared to the prior year. In the Americas, the order and revenue growth during the quarter were driven by demand from large corporate customers which was partially offset by a decline from education customers. In International, the revenue growth during the quarter was driven by strength in the India market. We initiated additional restructuring actions in Europe, the Middle East and Africa ("EMEA") and Asia Pacific to further reduce our cost structure in support of improving profitability.
The investment in our business transformation initiative is ongoing and includes the development and configuration of our new enterprise resource planning ("ERP") system. As of Q2 2026, approximately $78 of costs were capitalized to Other assets as part of the application-development phase of the project. We will begin amortizing the capitalized development costs when the ERP system is ready for its intended use.
Q2 2026 Compared to Q2 2025
We recorded net income of $35.0 and diluted earnings per share of $0.29 in Q2 2026 compared to net income of $63.1 and diluted earnings per share of $0.53 in the prior year. Operating income of $53.1 in Q2 2026 represented a decrease of $36.9 compared to operating income of $90.0 in the prior year. In Q2 2026, operating income included $11.9 of restructuring costs, $7.1 of merger transaction costs and a $1.2 gain from the sale of land (net of related variable compensation expense). In Q2 2025, operating income included a $27.9 gain from the sale of land (net of related variable compensation expense) and $2.2 of restructuring costs. We reported adjusted operating income of $75.3 and adjusted diluted earnings per share of $0.45 in Q2 2026 compared to adjusted operating income of $68.5 and adjusted diluted earnings per share of $0.39 in the prior year.
Revenue of $897.1 in Q2 2026 represented an increase of $41.3 or 5% compared to the prior year. Revenue increased by 3% in the Americas and 13% in International. The increase in the Americas was driven by growth from large corporate customers, which was partially offset by a decline from education customers, and we realized pricing benefits which included pricing actions implemented to offset tariff and inflation costs. The increase in International was driven by growth in India, China and the United Kingdom and included $8.5 of favorable currency translation effects, which were partially offset by declines in France and Germany. On an organic basis, revenue in Q2 2026 represented growth of 4% compared to the prior year, with 3% growth in the Americas and 8% growth in International.
Cost of sales as a percentage of revenue improved by 10 basis points in Q2 2026 compared to the prior year. Cost of sales as a percentage of revenue improved by 20 basis points in the Americas and by 10 basis points in International.
Operating expenses increased by $42.0 in Q2 2026, or by 360 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q2 2026 included:
•$39.6 of lower gains on the sale of land,
•$7.1 of merger transaction costs,
•$3.1 of unfavorable currency translation effects and
•$2.6 of higher non-employee director deferred compensation expense primarily driven by an increase in our stock price following the announcement of the Merger Agreement,
•partially offset by $8.3 of lower variable compensation expense (driven by lower gains on the sale of land which resulted in $12.9 of lower variable compensation expense).
We recorded restructuring costs of $11.9 in Q2 2026 and $2.2 in Q2 2025. See Note 11 to the condensed consolidated financial statements for additional information.
Our Q2 2026 effective tax rate was 32.8% compared to a Q2 2025 effective tax rate of 26.5%.
Year-to-date 2026 Compared to Year-to-date 2025
We recorded net income of $48.6 and diluted earnings per share of $0.41 in year-to-date 2026 compared to net income of $74.0 and diluted earnings per share of $0.62 in the prior year. Operating income of $78.6 in year-to-date 2026 represented a decrease of $29.0 compared to operating income of $107.6 in the prior year. In year-to-date 2026, operating income included $21.1 of restructuring costs, $7.7 of merger transaction costs and a $1.2 gain from the sale of land (net of related variable compensation expense). In year-to-date 2025, operating income included a $27.9 gain from the sale of land (net of related variable compensation expense) and $8.5 of restructuring costs. We reported adjusted operating income of $114.9 and adjusted diluted earnings per share of $0.65 in year-to-date 2026 compared to adjusted operating income of $96.7 and adjusted diluted earnings per share of $0.55 in the prior year.
Revenue of $1,676.1 in year-to-date 2026 represented an increase of $93.0 or 6% compared to the prior year. Revenue increased by 5% in the Americas and 7% in International. The increase in the Americas was driven by a higher beginning order backlog compared to the prior year and included strong growth from large corporate, government and healthcare customers, offset by a decline from education customers. We also realized pricing benefits in the Americas which included pricing actions implemented to offset tariff and inflation costs. The increase in International was driven by growth in India, the United Kingdom and China and included $11.9 of favorable currency translation effects, which were partially offset by declines in France and Germany. On an organic basis, revenue in year-to-date 2026 represented growth of 5% compared to the prior year, with 6% growth in the Americas and 4% growth in International.
Cost of sales as a percentage of revenue improved by 40 basis points in year-to-date 2026 compared to the prior year. Cost of sales as a percentage of revenue improved by 50 basis points in the Americas but increased by 20 basis points in International. The improvement in the Americas was driven by the benefits of higher volume and our cost reduction initiatives. The increase in International was primarily driven by higher discounts in EMEA, partially offset from the benefits of higher volume.
Operating expenses increased by $54.6 in year-to-date 2026, or by 170 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2026 included:
•$39.6 of lower gains on the sale of land,
•$8.7 of higher employee costs,
•$7.7 of merger transaction costs and
•$4.7 of unfavorable currency translation effects,
•partially offset by $3.2 of lower variable compensation expense (driven by lower gains on the sale of land which resulted in $12.9 of lower variable compensation expense).
We recorded restructuring costs of $21.1 in year-to-date 2026 and $8.5 in year-to-date 2025. See Note 11 to the condensed consolidated financial statements for additional information.
Our year-to-date 2026 effective tax rate was 31.5%, which included $0.7 of discrete tax expense, compared to a year-to-date 2025 effective tax rate of 26.0%, which included $0.5 of discrete tax benefits.
Interest Expense, Investment Income and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
Interest Expense, Investment Income and Other Income (Expense), Net	August 29, 2025	August 23, 2024	August 29, 2025	August 23, 2024
Interest expense	$(6.3)	$(6.4)	$(12.6)	$(12.6)
Investment income	2.3	2.9	5.2	5.3
Other income (expense), net:
Equity in income of unconsolidated affiliates	4.9	1.7	5.6	3.2
Foreign exchange gains (losses)	(1.4)	(1.4)	(4.9)	(1.9)
Net periodic pension and post-retirement expense, excluding service cost	(0.1)	(0.2)	(0.2)	(0.4)
Miscellaneous income (expense), net	(0.4)	(0.7)	(0.8)	(1.2)
Total other income (expense), net	3.0	(0.6)	(0.3)	(0.3)
Total interest expense, investment income and other income (expense), net	$(1.0)	$(4.1)	$(7.7)	$(7.6)

Business Segments
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

	Three Months Ended				Six Months Ended
Statement of Income Data — Americas	August 29, 2025		August 23, 2024		August 29, 2025		August 23, 2024
Revenue	$707.1	100.0%	$688.0	100.0%	$1,310.7	100.0%	$1,242.4	100.0%
Cost of sales	447.7	63.3	437.0	63.5	838.4	64.0	801.9	64.5
Restructuring costs	0.9	0.1	1.5	0.2	1.9	0.1	5.6	0.5
Gross profit	258.5	36.6	249.5	36.3	470.4	35.9	434.9	35.0
Operating expenses	190.1	26.9	147.3	21.5	365.9	27.9	314.0	25.3
Restructuring costs	0.7	0.1	0.2	—	8.8	0.7	0.4	—
Operating income	$67.7	9.6%	$102.0	14.8%	$95.7	7.3%	$120.5	9.7%

Adjusted Operating Income — Americas	Three Months Ended				Six Months Ended
	August 29, 2025		August 23, 2024		August 29, 2025		August 23, 2024
Operating income	$67.7	9.6%	$102.0	14.8%	$95.7	7.3%	$120.5	9.7%
Amortization of purchased intangible assets	3.1	0.4	3.1	0.5	6.2	0.5	6.2	0.5
Restructuring costs	1.6	0.2	1.7	0.2	10.7	0.8	6.0	0.5
Gains on the sale of land, net of variable compensation impacts	(1.5)	(0.2)	(30.7)	(4.4)	(1.5)	(0.1)	(30.7)	(2.5)
Merger transaction costs	7.1	1.0	—	—	7.7	0.6	—	—
Adjusted operating income	$78.0	11.0%	$76.1	11.1%	$118.8	9.1%	$102.0	8.2%
Operating income in the Americas decreased by $34.3 in Q2 2026 compared to the prior year. In Q2 2026, operating income included $7.1 of merger transaction costs, $1.6 of restructuring costs and a $1.5 gain from the sale of land (net of related variable compensation expense). In Q2 2025, operating income included a $30.7 gain from the sale of land (net of related variable compensation expense) and $1.7 of restructuring costs. Adjusted operating income of $78.0 in Q2 2026 represented an improvement of $1.9 compared to the prior year. Operating income in the Americas decreased by $24.8 in year-to-date 2026 compared to the prior year, driven by the same factors as the quarter partially offset by the benefits of higher volume. Adjusted operating income of $118.8 in year-to-date 2026 represented an improvement of $16.8 compared to the prior year.
The Americas revenue represented 78.8% of consolidated revenue in Q2 2026. In Q2 2026, revenue increased by $19.1 or 3% compared to the prior year. The increase was driven by growth from large corporate customers, which was partially offset by a decline from education customers, and we realized pricing benefits which included pricing actions implemented to offset tariff and inflation costs. On an organic basis, revenue increased by $19.0 or 3% in Q2 2026 compared to the prior year. In year-to-date 2026, revenue increased by $68.3 or 5% compared to the prior year. The increase was driven by a higher beginning order backlog compared to the prior year and included strong growth from large corporate, government and healthcare customers, offset by a decline from education customers. We also realized pricing benefits which included pricing actions implemented to offset tariff and inflation costs. On an organic basis, revenue increased by $69.1 or 6% in year-to-date 2026 compared to the prior year.
Cost of sales as a percentage of revenue improved by 20 basis points in Q2 2026 compared to the prior year. The improvement was driven by pricing benefits and the benefits of our cost reduction initiatives, which were offset by the impacts of unfavorable business mix, driven by a decline in our education business, and higher tariff costs. Cost of sales as a percentage of revenue improved by 50 basis points in year-to-date 2026 compared to the prior year. The improvement was driven by the benefits of higher volume and our cost reduction initiatives.

Operating expenses increased by $42.8 in Q2 2026, or by 540 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q2 2026 included:
•$39.6 of lower gains on the sale of land,
•$7.1 of merger transaction costs and
•$2.6 of higher non-employee director deferred compensation expense primarily driven by an increase in our stock price following the announcement of the Merger Agreement,
•partially offset by $6.6 lower variable compensation expense (driven by lower gains on the sale of land which resulted in $10.4 of lower variable compensation expense).
Operating expenses increased by $51.9 in year-to-date 2026, or by 260 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2026 included:
•$39.6 of lower gains on the sale of land,
•$7.7 of merger transaction costs and
•$4.1 of higher employee costs.
We recorded restructuring costs of $1.6 in Q2 2026 and $1.7 in Q2 2025. We recorded restructuring costs of $10.7 in year-to-date 2026 and $6.0 in year-to-date 2025. See Note 11 to the condensed consolidated financial statements for additional information.
International
The International segment serves customers in EMEA and Asia Pacific with a comprehensive portfolio of furniture and interior architectural products that are marketed to corporate, government, education, healthcare and retail customers primarily through the Steelcase, Coalesse, Orangebox, Smith System and Viccarbe brands.

	Three Months Ended				Six Months Ended
Statement of Operations Data — International	August 29, 2025		August 23, 2024		August 29, 2025		August 23, 2024
Revenue	$190.0	100.0%	$167.8	100.0%	$365.4	100.0%	$340.7	100.0%
Cost of sales	137.3	72.3	121.5	72.4	260.8	71.4	242.5	71.2
Restructuring costs	2.7	1.4	0.4	0.2	2.7	0.7	3.3	0.9
Gross profit	50.0	26.3	45.9	27.4	101.9	27.9	94.9	27.9
Operating expenses	57.0	30.0	57.8	34.5	111.3	30.5	108.6	31.9
Restructuring costs (benefits)	7.6	4.0	0.1	0.1	7.7	2.1	(0.8)	(0.2)
Operating loss	$(14.6)	(7.7)%	$(12.0)	(7.2)%	$(17.1)	(4.7)%	$(12.9)	(3.8)%

Adjusted Operating Loss — International	Three Months Ended				Six Months Ended
	August 29, 2025		August 23, 2024		August 29, 2025		August 23, 2024
Operating loss	$(14.6)	(7.7)%	$(12.0)	(7.2)%	$(17.1)	(4.7)%	$(12.9)	(3.8)%
Amortization of purchased intangible assets	1.3	0.7	1.1	0.7	2.5	0.7	2.3	0.7
Restructuring costs	10.3	5.4	0.5	0.3	10.4	2.8	2.5	0.7
Gains on the sale of land, net of variable compensation impacts	0.3	0.2	2.8	1.7	0.3	0.1	2.8	0.8
Adjusted operating loss	$(2.7)	(1.4)%	$(7.6)	(4.5)%	$(3.9)	(1.1)%	$(5.3)	(1.6)%
The operating loss in International increased by $2.6 in Q2 2026 compared to the prior year. The increase was driven by $9.8 of higher restructuring costs, partially offset by the benefits of higher volume. The adjusted operating loss of $2.7 in Q2 2026 represented an improvement of $4.9 compared to an adjusted operating loss of $7.6 in the prior year. The operating loss increased by $4.2 in year-to-date 2026 compared to the prior year. The increase was driven by $7.9 of higher restructuring costs, partially offset by the benefits of higher volume. The adjusted operating loss of $3.9 in year-to-date 2026 represented an improvement of $1.4 compared to an adjusted operating loss of $5.3 in the prior year.
International revenue represented 21.2% of consolidated revenue in Q2 2026. In Q2 2026, revenue increased by $22.2 or 13% compared to the prior year. The increase was driven by growth in India, China and the United Kingdom and included $8.5 of favorable currency translation effects, which were partially offset by declines in France and Germany. On an organic basis, revenue grew by $13.7 or 8% in Q2 2026 compared to the prior year. In year-to-date 2026, revenue increased by $24.7 or 7% compared to the prior year, driven by the same factors as the quarter. On an organic basis, revenue grew by $12.8 or 4% in year-to-date 2026 compared to the prior year.
Cost of sales as a percentage of revenue improved by 10 basis points in Q2 2026 compared to the prior year. The improvement was primarily driven by the benefits of higher volume, partially offset by higher discounts. Cost of sales as a percentage of revenue increased by 20 basis points in year-to-date 2026 compared to the prior year. The increase was primarily driven by higher discounts, partially offset by the benefits of higher volume.
Operating expenses decreased by $0.8 in Q2 2026, or 450 basis points as a percentage of revenue, compared to the prior year. Operating expenses in Q2 2026 included approximately $3.1 of unfavorable currency translation effects, which were more than offset by lower spending across various functional areas. Operating expenses increased by $2.7 in year-to-date 2026, but decreased by 140 basis points as a percentage of revenue, compared to the prior year. Operating expenses in year-to-date 2026 included approximately $4.7 of unfavorable currency translation effects.
We recorded restructuring costs of $10.3 in Q2 2026 and $0.5 in Q2 2025. We recorded restructuring costs of $10.4 in year-to-date 2026 and $2.5 in year-to-date 2025. See Note 11 to the condensed consolidated financial statements for additional information.
Non-GAAP Financial Measures
The non-GAAP financial measures used in this MD&A are: (1) organic revenue growth, (2) adjusted operating income (loss) and (3) adjusted earnings per share.
Organic Revenue Growth
We define organic revenue growth as revenue growth excluding the impact of acquisitions and divestitures, foreign currency translation effects and the impact of the additional week in Q4 2025. Organic revenue growth is calculated by adjusting prior year revenue to include revenues of acquired companies prior to the date of the company's acquisition, to exclude revenues of divested companies, to use current year average exchange rates in the conversion of foreign-denominated revenue and to exclude the estimated revenues associated with the additional week in Q4 2025. We believe organic revenue growth is a meaningful metric to investors as it provides a more consistent comparison of our revenue to prior periods as well as to industry peers.
Adjusted Operating Income (Loss) and Adjusted Earnings Per Share
We define adjusted operating income (loss) as operating income (loss) excluding amortization of purchased intangible assets, restructuring costs (benefits), gains (losses) on the sale of land, net of variable compensation impacts and merger transaction costs. We define adjusted earnings per share as earnings per share, on a diluted basis, excluding amortization of purchased intangible assets, restructuring costs (benefits), gains (losses) on the sale of land, net of variable compensation impacts, gains (losses) on pension plan settlements, merger transaction costs, and the related income tax effects of these items, as applicable.
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
•Merger transaction costs: We have recorded legal, advisory and other professional fees incurred in connection with the Merger Agreement. We believe that adjusting for these transaction costs, which are not indicative of our core operating results, provides a more consistent comparison of our operating performance to prior periods as well as to industry peers.
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

Liquidity Sources	August 29, 2025	February 28, 2025
Cash and cash equivalents	$216.8	$346.3
Short-term investments	41.1	41.6
Company-owned life insurance ("COLI")	168.9	170.4
Availability under credit facilities	323.0	323.7
Total liquidity sources available	$749.8	$882.0
As of August 29, 2025, we held a total of $257.9 in cash and cash equivalents and short-term investments. Of that total, 87% was located in the U.S. and 13% was located outside of the U.S., primarily in China (including Hong Kong), Mexico and Malaysia. Our short-term investments are maintained in a managed investment portfolio in the U.S. and primarily consist of corporate debt securities, U.S. government debt securities and asset-backed securities.
COLI investments are recorded at their net cash surrender value. Our investments in COLI policies are intended to be utilized as a funding source for long-term benefit obligations. However, COLI can also be used as a source of liquidity. We believe the financial strength of the issuing insurance companies associated with our COLI policies is sufficient to meet their obligations.
Availability under credit facilities may be reduced related to compliance with applicable covenants. See Liquidity Facilities for more information.
The following table summarizes our Condensed Consolidated Statements of Cash Flows for the six months ended August 29, 2025 and August 23, 2024:

	Six Months Ended
Cash Flow Data	August 29, 2025	August 23, 2024
Net cash provided by (used in):
Operating activities	$(82.2)	$49.0
Investing activities	(19.4)	(15.9)
Financing activities	(29.3)	(54.3)
Effect of exchange rate changes on cash and cash equivalents	1.2	(0.8)
Net decrease in cash, cash equivalents and restricted cash	(129.7)	(22.0)
Cash, cash equivalents and restricted cash, beginning of period	353.8	325.9
Cash, cash equivalents and restricted cash, end of period	$224.1	$303.9

Cash provided by (used in) operating activities

	Six Months Ended
Cash Flow Data — Operating Activities	August 29, 2025	August 23, 2024
Net income	$48.6	$74.0
Depreciation and amortization	36.9	40.2
Share-based compensation	17.4	18.0
Restructuring costs	21.1	8.5
Gains on sales of fixed assets, net	(2.7)	(41.7)
Changes in accounts receivable, inventories and accounts payable	(74.2)	(5.7)
Cloud computing arrangements expenditures	(21.8)	(22.6)
Employee compensation liabilities	(78.7)	(39.8)
Employee benefit obligations	(18.9)	(14.5)
Income taxes payable	(18.5)	14.2
Other	8.6	18.4
Net cash provided by (used in) operating activities	$(82.2)	$49.0
Annual payments related to accrued variable compensation and retirement plan contributions totaled $156.1 in year-to-date 2026 compared to $122.4 in the prior year. In year-to-date 2026, we used cash to fund inventory purchases and to mitigate potential supply chain disruptions in certain markets, and accounts receivable increased compared to the prior year due to revenue growth. The impact of tax strategies implemented in Q4 2025 increased our cash tax payments in year-to-date 2026. We made income tax payments, net of refunds, of $29.7 in year-to-date 2026 compared to $10.8 in year-to-date 2025.
Cash used in investing activities

	Six Months Ended
Cash Flow Data — Investing Activities	August 29, 2025	August 23, 2024
Capital expenditures	$(32.1)	$(24.6)
Proceeds from disposal of fixed assets	3.1	44.3
Purchases of short-term investments	(7.4)	(40.3)
Liquidations of short-term investments	8.1	1.7
Other	8.9	3.0
Net cash used in investing activities	$(19.4)	$(15.9)
Capital expenditures in year-to-date 2026 were primarily related to investments in manufacturing operations, information technology and customer-facing facilities and showrooms. In year-to-date 2026, other investing activities included $7.0 of proceeds from COLI policy maturities, and we received $3.1 of proceeds from the disposal of fixed assets, primarily related to the sale of land. In year-to-date 2025, we received $44.3 of proceeds from the disposal of fixed assets, primarily related to the sale of land, and we invested $38.6 in a managed investment portfolio. See Note 7 to the condensed consolidated financial statements for additional information.
Cash used in financing activities

	Six Months Ended
Cash Flow Data — Financing Activities	August 29, 2025	August 23, 2024
Dividends paid	$(24.1)	$(24.0)
Common stock repurchases	(5.2)	(30.3)
Net cash used in financing activities	$(29.3)	$(54.3)

The following table details dividends paid per common share during each quarter of year-to-date 2026 and year-to-date 2025:

Dividend Data	First Quarter	Second Quarter	Total
2026
Dividends declared and paid per common share	$0.100	$0.100	$0.200
2025
Dividends declared and paid per common share	$0.100	$0.100	$0.200
In year-to-date 2026, we repurchased 456,068 shares of Class A Common Stock, all of which were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of the Steelcase Inc. Incentive Compensation Plan ("Incentive Compensation Plan"). In year-to-date 2025, we repurchased 2,401,082 shares of Class A Common Stock of which 701,620 were repurchased to satisfy participants' tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.
As of August 29, 2025, we had $79.9 of remaining availability under the share repurchase program approved by our Board of Directors in 2024.
Liquidity Facilities
The following table summarizes available capacity under our liquidity facilities as of August 29, 2025:

Liquidity Facilities	August 29, 2025
Global committed bank facility	$300.0
Various uncommitted facilities	23.0
Total credit lines available	323.0
Less: Borrowings outstanding	—
Available capacity	$323.0
We have a $300.0 global committed bank facility in effect through 2029. As of August 29, 2025, there were no borrowings outstanding under the facility, our ability to borrow under the facility was not limited, and we were in compliance with all covenants under the facility.
We have unsecured uncommitted short-term credit facilities available for working capital purposes with various financial institutions with a total U.S. dollar borrowing capacity of up to $4.0 and a total foreign currency borrowing capacity of up to $19.0 as of August 29, 2025. These credit facilities may be changed or canceled by the banks at any time. As of August 29, 2025, there were no borrowings outstanding under these uncommitted facilities.
Total consolidated debt as of August 29, 2025 was $447.4 which consists of term notes due in 2029 with an effective interest rate of 5.6%. The term notes are unsecured and contain no financial covenants.
Liquidity Outlook
Our material cash requirements are subject to fluctuation based on business requirements or investments in strategic initiatives. Our liquidity position, funds available under our credit facilities and cash generated from future operations are expected to be sufficient to finance our known or foreseeable liquidity needs, including our material cash requirements. As of August 29, 2025, our total liquidity, which is comprised of cash and cash equivalents, short-term investments and the cash surrender value of COLI, aggregated to $426.8.
As of August 29, 2025, there were no significant changes in the items that we identified as our material committed cash requirements in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.
We also have other planned material usages of cash which we consider discretionary. This includes plans for capital expenditures and capitalizable costs for cloud computing arrangements related to the implementation of our new ERP system, which are expected to total approximately $90 in 2026. In addition, we fund dividend payments declared by our Board of Directors. On September 24, 2025, we announced a quarterly dividend on our common stock of $0.10 per share, or approximately $11.5, to be paid in Q3 2026.

Critical Accounting Estimates
During Q2 2026, there were no changes in the items that we identified as critical accounting estimates in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.
Recently Issued Accounting Standards
See Note 2 to the condensed consolidated financial statements.
Forward-looking Statements
From time to time, in written and oral statements, we discuss our expectations regarding future events and our plans and objectives for future operations. These forward-looking statements, including any statements about the benefits of the transactions contemplated by the Merger Agreement or HNI’s, Steelcase’s or the combined company’s plans, objectives, expectations and intentions, discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to us, based on current beliefs of management as well as assumptions made by, and information currently available to, us. Forward-looking statements generally are accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project," "target” or other similar words, phrases or expressions. Although we believe these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements and vary from our expectations because of factors such as, but not limited to, competitive and general economic conditions domestically and internationally; acts of terrorism, war, governmental action, natural disasters, pandemics and other Force Majeure events; cyberattacks; changes in the legal and regulatory environment; changes in raw material, commodity and other input costs; currency fluctuations; changes in customer demand; risks and uncertainties relating to the transactions contemplated by the Merger Agreement, including the occurrence of any event, change, or other circumstance that could give rise to the right of one or both of the parties to terminate the Merger Agreement; the outcome of any legal proceedings that may be instituted against HNI or Steelcase in connection with the Merger Agreement; the possibility that the mergers do not close when expected or at all because required regulatory, shareholder, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that seeking or obtaining such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the mergers); the risk that the benefits from the mergers may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, trade policy (including tariff levels), laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which HNI and Steelcase operate; any failure to promptly and effectively integrate the businesses of HNI and Steelcase; the possibility that the mergers may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of HNI’s or Steelcase’s customers, employees or other business partners, including those resulting from the announcement, pendency or completion of the mergers; and the diversion of management’s attention and time to the mergers from ongoing business operations and opportunities; and the other risks and contingencies detailed in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission. We undertake no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.Quantitative and Qualitative Disclosures About Market Risk:
The nature of the market risks (i.e., the risk of loss arising from adverse changes in market rates and prices) we faced as of August 29, 2025 had not materially changed from what we disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025. We are exposed to market risks from foreign currency exchange, interest rates, commodity prices and fixed income and equity prices, which could affect our operating results, financial position and cash flows.
Foreign Exchange Risk
During Q2 2026, no material change in foreign exchange risk occurred.
Interest Rate Risk
During Q2 2026, no material change in interest rate risk occurred.
Commodity Price Risk
During Q2 2026, no material change in commodity price risk occurred.
Fixed Income and Equity Price Risk
During Q2 2026, no material change in fixed income and equity price risk occurred.
Item 4.Controls and Procedures:
(a) Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 29, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of August 29, 2025, our disclosure controls and procedures were effective in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) ensuring that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors:
For a more detailed explanation of the risks affecting our business, please refer to the Risk Factors section in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025. Except as set forth below, there have not been any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended February 28, 2025.
Risks Related to the Proposed Acquisition of Steelcase by HNI
The mergers are subject to conditions, some or all of which may not be satisfied, and may not be completed on a timely basis, if at all. Failure to complete the mergers on a timely basis or at all could have adverse effects on us.
The completion of the mergers is subject to a number of conditions, including, among others, (i) the approval by HNI shareholders of the issuance of HNI common stock in connection with the mergers, (ii) adoption of the Merger Agreement and approval of the first merger by Steelcase shareholders and (iii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which make the completion and timing of the mergers uncertain. Also, either HNI or Steelcase may terminate the Merger Agreement if the mergers have not been consummated on or before 5:00 p.m. (Chicago, Illinois, United States time) on May 4, 2026 (subject to the earliest date on which such termination may be effected being extended under the circumstances specified in the Merger Agreement to, at the latest, February 4, 2027), except that this right to terminate the Merger Agreement is not available to any party that has materially breached any of its obligations under the Merger Agreement if such breach has been the principal cause of or principally resulted in the failure of the closing of the mergers to have occurred on or before such date.
If the mergers are not completed, our ongoing business, financial condition, financial results and stock price could be materially adversely affected, and we would forgo any benefit of completing the mergers. In that event, we would be subject to a number of risks, including that the market price of our common stock could be reduced to the extent that the current market price reflects a market assumption that the transaction will be completed; we could owe HNI a termination fee of $67 million if the Merger Agreement were terminated under specified circumstances; we could experience negative reactions from the financial markets or from our customers, dealers, suppliers or employees; and we could become involved in litigation related to any failure to complete the mergers or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.
The Merger Agreement contains provisions that limit our ability to pursue alternatives to the mergers, could discourage a third party from making a favorable alternative transaction proposal to Steelcase and, in specified circumstances, could require us to pay a termination fee in connection with a termination of the Merger Agreement.
The Merger Agreement contains provisions that limit our ability to solicit, discuss or enter into an agreement with respect to an acquisition proposal for Steelcase. Our Board of Directors is subject to restrictions on withdrawing, qualifying or modifying its recommendation to our shareholders in favor of the mergers and to certain other related restrictions. In addition, HNI generally must be given an opportunity to offer to modify the terms of the transactions contemplated by the Merger Agreement before our Board of Directors may withdraw or qualify its recommendation with respect to the mergers or terminate the Merger Agreement in connection with a third-party acquisition proposal.
In some circumstances relating to our entry into an agreement for an alternative transaction or a change in the recommendation of our Board of Directors with respect to the mergers, upon termination of the Merger Agreement, we will be required to pay a termination fee of $67 million to HNI.
These provisions of the Merger Agreement could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of Steelcase or pursuing an alternative transaction with Steelcase from considering or proposing such a transaction.

The mergers are subject to the expiration or termination of applicable waiting periods and the receipt of approvals, consents or clearances from regulatory authorities that may impose conditions that could have an adverse effect on us or the combined company following the mergers or, if not obtained, could prevent completion of the mergers.
For the mergers to be completed, any applicable waiting period (or extension thereof) under the HSR Act relating to the consummation of the mergers must have expired or been terminated, and there must be no order of a governmental authority of competent jurisdiction enjoining or otherwise prohibiting the mergers. In deciding whether to grant any required antitrust approval, consent or clearance, the relevant governmental entities may consider, among other factors, the effect of the mergers on competition within their jurisdiction. The terms and conditions of the approvals, consents and clearances that are granted may impose requirements, limitations or costs, or place restrictions on the conduct of the business of HNI after the consummation of the mergers (referred to as the “combined company”). Such terms and conditions, requirements, limitations, costs and restrictions could have an adverse effect on us and could delay completion of the mergers; impose additional material costs on or materially limit the revenues of the combined company; or lead to the abandonment of the mergers.
The price of HNI common stock might decline prior to the completion of the mergers, which would reduce the value of the merger consideration to be received by Steelcase shareholders pursuant to the Merger Agreement.
The market price of HNI common stock at the time the mergers are completed may vary significantly from the market price of HNI common stock on the date of the Merger Agreement.
Upon completion of the mergers, Steelcase shareholders will be entitled to receive for each share of Steelcase common stock that they own, at the election of each Steelcase stockholder, subject to automatic adjustment as provided in the Merger Agreement, consideration in the form of a combination of HNI common stock and cash, only cash or only HNI common stock. The aggregate amount of merger consideration payable in cash is fixed at $7.20 per share of Steelcase common stock and the aggregate amount of merger consideration payable in HNI common stock is fixed at 0.2192 shares of HNI common stock per share of Steelcase common stock. The aggregate amount of merger consideration will not be adjusted for changes in the stock prices of either company before the mergers are completed. Even if a Steelcase shareholder elects to receive all cash in the mergers, the amount of cash to which such stockholder is entitled will depend on the price of HNI common stock and the terms of the Merger Agreement. As a result, any changes in the market price of HNI common stock before the mergers are completed will affect the market value of the merger consideration received.
Steelcase shareholders may receive a form or combination of consideration different from what they elect.
While each holder of Steelcase common stock entitled to the merger consideration may elect to receive, in connection with the mergers, the mixed consideration, the cash consideration or the stock consideration, the total amount of cash and the total number of shares of HNI common stock available for all Steelcase shareholders will be fixed. Accordingly, depending on the elections made by other Steelcase shareholders, a holder of Steelcase common stock that elects to receive all cash in connection with the mergers may receive a portion of the merger consideration in HNI common stock, and a holder of Steelcase common stock that elects to receive all HNI common stock in connection with the mergers may receive a portion of the merger consideration in cash, which could result in tax treatment that is different from, and potentially less favorable than, what such Steelcase shareholder elected.
If a holder of Steelcase common stock does not submit a properly completed and signed election form to the exchange agent for the mergers by the election deadline, then such Steelcase shareholder will have no control over the type of merger consideration such shareholder may receive and will receive mixed consideration consisting of both cash and shares of HNI common stock. No fractional shares of HNI common stock will be issued in the mergers, and Steelcase shareholders will receive cash in lieu of any fractional shares of HNI common stock.
Steelcase is subject to business uncertainties and contractual restrictions while the proposed transaction is pending, which could adversely affect each party’s business and operations.
In connection with the pendency of the mergers, it is possible that some customers, dealers, suppliers and other persons with whom Steelcase has business relationships may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with Steelcase as a result of the mergers or otherwise. Under the terms of the Merger Agreement, Steelcase is subject to restrictions on the conduct of its business prior to completing the mergers, which may adversely affect Steelcase’s ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect Steelcase’s business and operations prior to the completion of the mergers.
Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the mergers.
Uncertainties associated with the mergers may cause a loss of management personnel and other key employees or cause Steelcase and HNI to have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future business and operations of the combined company.
Steelcase and HNI are dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The success of the combined company will depend in part upon the ability of Steelcase and HNI to attract, motivate and retain key management personnel and other key employees. Prior to completion of the mergers, current and prospective employees of Steelcase and HNI may experience uncertainty about their roles within the combined company, which may have an adverse effect on the ability of each of Steelcase and HNI to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that HNI, after completion of the mergers, will be able to attract, motivate or retain management personnel and other key employees of Steelcase and HNI to the same extent that Steelcase and HNI have previously been able to attract or retain their own employees.
Potential litigation against Steelcase and HNI could result in substantial costs, an injunction preventing the completion of the mergers and/or a judgment resulting in the payment of damages.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on Steelcase’s and HNI’s respective liquidity and financial condition.
Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the mergers, then that injunction may delay or prevent the mergers from being completed, or from being completed within the expected time frame, which may adversely affect Steelcase’s and HNI’s respective businesses, financial positions and results of operations.
As of the date of this Quarterly Report on Form 10-Q, Steelcase and HNI have received letters from counsel representing purported shareholders of Steelcase alleging that the joint proxy statement/prospectus included in the Registration Statement on Form S-4 filed with the SEC by HNI in connection with the mergers is materially misleading and/or omitted purportedly material information, and demanding that corrective disclosures be made.
Completion of the mergers may trigger change in control or other provisions in agreements to which Steelcase or its subsidiaries are parties, which may have an adverse impact on HNI’s business and results of operations after the mergers.
The completion of the mergers may trigger change in control or other provisions in agreements to which Steelcase or its subsidiaries are parties. If Steelcase and HNI are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if Steelcase and HNI are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Steelcase or HNI. Any of the foregoing or similar developments may have an adverse impact on HNI’s business and operations after the completion of the mergers.
The shares of HNI common stock to be received by Steelcase shareholders upon completion of the mergers will have different rights from those of shares of Steelcase common stock.
Upon completion of the mergers, persons who held shares of Steelcase common stock immediately before the first effective time will no longer be Steelcase shareholders but will instead have become HNI shareholders, and their rights as HNI shareholders will be governed by the HNI articles of incorporation, the HNI by-laws and Iowa corporation law. The terms of the HNI articles of incorporation, the HNI bylaws and Iowa corporation law are in some respects materially different from the Steelcase articles of incorporation, the Steelcase by-laws and Michigan corporation law, which currently govern the rights of Steelcase shareholders.

Steelcase shareholders will have a significantly reduced ownership and voting interest immediately after the mergers and will exercise less influence over the policies of the combined company than they now have over the policies of Steelcase.
HNI shareholders currently have the right to vote in the election of the HNI board of directors and on other matters affecting HNI. Steelcase shareholders currently have the right to vote in the election of the Steelcase board of directors and on other matters affecting Steelcase. Immediately after the mergers are completed, it is expected that current HNI shareholders will own approximately 64% of the outstanding shares of HNI common stock, and current Steelcase shareholders will own approximately 36% of the outstanding shares of HNI common stock. As a result of their reduced percentage ownership of HNI common stock immediately after the mergers as compared to their percentage ownership of Steelcase common stock immediately before the mergers, former Steelcase shareholders that receive shares of HNI common stock in the mergers will have less influence on the management and policies of HNI than they had on the management and policies of Steelcase immediately before the mergers.
The mergers will involve substantial costs.
Steelcase and HNI have incurred, and expect to continue to incur, a number of non-recurring costs associated with the mergers, a substantial majority of which will consist of transaction and regulatory costs.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds:
Issuer Purchases of Equity Securities
The following is a summary of share repurchase activity during Q2 2026:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1) (in millions)
05/31/2025 - 07/04/2025	14,754	$10.13	—	$79.9
07/05/2025 - 08/01/2025	3,933	$10.48	—	$79.9
08/02/2025 - 08/29/2025	5,664	$16.15	—	$79.9
Total	24,351	(2)	—
_______________________________________
(1)In October 2023, the Board of Directors approved a share repurchase program, announced on October 30, 2023, permitting the repurchase of up to $100 million of shares of our common stock.
(2)24,351 shares were repurchased to satisfy participants’ tax withholding obligations upon the issuance of shares under equity awards, pursuant to the terms of our Incentive Compensation Plan.

Item 6.Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, by and among Steelcase Inc., HNI Corporation, Geranium Merger Sub I, Inc. and Geranium Merger Sub II, LLC, dated as of August 3, 2025 (1)
10.1*	Steelcase Inc. Incentive Compensation Plan, as amended and restated as of July 9, 2025 (2)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Letter Agreement, between Robert C. Pew III and Steelcase Inc., dated August 3, 2025 (3)
99.2	Voting and Support Agreement, by and among HNI Corporation, Robert C. Pew III and Susan H. Taylor, dated as of August 3, 2025 (4)
99.3	Voting and Support Agreement, by and between HNI Corporation and Jennifer C. Niemann, dated as of August 3, 2025 (5)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________

*    Management contract or compensatory plan or arrangement.
(1)Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on August 4, 2025 (commission file number 001-13873), and incorporated herein by reference.
(2)Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on July 11, 2025 (commission file number 001-13873), and incorporated herein by reference.
(3)Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, as filed with the Commission on August 4, 2025 (commission file number 001-13873), and incorporated herein by reference.
(4)Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, as filed with the Commission on August 4, 2025 (commission file number 001-13873), and incorporated herein by reference.
(5)Filed as Exhibit 99.3 to the Company's Current Report on Form 8-K, as filed with the Commission on August 4, 2025 (commission file number 001-13873), and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STEELCASE INC.

By:	/s/ NICOLE C. MCGRATH
Nicole C. McGrath Vice President, Corporate Controller & Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)
Date: September 26, 2025